Form 10QSB
period 1996-03-31
CHANNEL I INC
filed 1996-11-07
CIK 844053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)
     [X] QUARTERLY REPORT under section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

     [ ] TRANSITION REPORT under section 13 or 15(d) of the Exchange Act For the transition period from __________ to ___________

         Commission File Number: 33-25889-LA

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                                     33-0264030
      (State or other jurisdiction                         (IRS Employer
    of incorporation or organization)                  Identification Number)

                        P. O. Box 35625 , Tucson, Arizona
                    (Address of principal executive offices)

                                  602-544-0145
              (Registrant's telephone number, including area code)
                 109 The Chambers, Chelsea, Harbour, London SW10 OFX
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes___ No ___ N/A
               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On March 31, 1996, 4,606,061 shares of the Registrant's Common Stock were issued and outstanding.

                                 CHANNEL i INC.
                                   FORM 10-QSB
                       For the Period Ended March 31, 1996

                                      INDEX
                                                                     Page
PART I
         FINANCIAL INFORMATION ...................................    3

Item 1.  Financial Statements ....................................    3


         Balance Sheets ..........................................    4

         Statements of Operations ................................    5

         Statements of Cash Flows ................................    6

         Notes to Financial Statements ...........................    7

Item 2.  Management's Discussion and Analysis or Plan of Operation   10

PART II. OTHER INFORMATION .......................................   17

Item 6.  Exhibits and Reports on Form 8-K ........................   17

         Signature ...............................................   18

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

     The Financial statements for the three months ended March 31, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                                 Balance Sheets
                          Quarter Ending March 31, 1996

                                                   March 31          December 31
                                                     1996               1995
                                                 -------------------------------
CURRENT ASSETS

 Cash and Equivalents .......................    $    3,435        $  12,158
 Deposit.....................................         5,500            5,500
 Trade Name..................................        22,189           22,189
 Other.......................................        18,620           28,726
                                                 -------------------------------
                        Total Current Assets     $  49,744         $  68,573
                                                 -------------------------------

EQUIPMENT
 Equipment and Fixtures .....................    $  96,709         $  99,927
 Less Accumulated depreciation...............      (43,376)          (43,367)
                                                 -------------------------------
      Net Equipment .........................    $  53,333         $  56,560
                                                 -------------------------------
        Total assets ........................    $ 103,077         $ 125,133
                                                 ===============================

LIABILITIES
CURRENT LIABILITIES

 Accounts Payable ...........................    $  65,675         $ 104,903
 Accrued Liabilities.........................       58,538            21,730
 Loan Payable-Affiliate......................        2,658             2,658
 Advance on sale of stock ...................      498,540           455,057
 Capitalized leases payable-current..........        3,338             5,985
                                                 -------------------------------
      Total Current Liabilities .............    $ 628,749         $ 590,333
                                                 -------------------------------

LONG TERM LIABILITIES

 Capitalized leases payable..................    $   7,007         $   7,005
                                                 -------------------------------
     Total liabilities.......................    $ 635,756         $ 597,338
                                                 ===============================

STOCKHOLDER'S EQUITY
Preferred stock, $.00001 par value;
authorized 5,000,000 shares; issued
and outstanding  0 shares as of
March 31,1996 and December 31,1995...........    $       -         $       -
Common Stock $.001 par value;
authorized 50,000,000 shares; issued
and outstanding 4,606,601 and
4,506,601 shares at March 31,1996 and
December 31,1995, respectively...............        4,606             4,606
Paid in capital..............................    1,998,612         1,998,612
Accumulated deficit..........................   (2,535,897)       (2,475,423)
                                                 -------------------------------
     Total Stockholder's Equity..............    $(532,679)        $(472,205)
                                                 -------------------------------
Total Liabilities and Stockholder's Equity...    $ 103,077         $ 125,133
                                                 ===============================

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                            Statements of Operations
                          Quarter Ending March 31, 1996

                                                                                                 Inception
                                                                Quarter ended March 31         August 6,1987
                                                           ---------------------------------        to
                                                                  1996            1995          March 31,1996
                                                                  ----            ----          -------------
REVENUES
Administrative services ................................                     $     1,366        $     5,304
Interest Income ........................................             -             3,437             14,452
Other Income ...........................................                           3,005              3,812
                                                           --------------------------------------------------
Total Revenue ..........................................   $                 $     7,808        $    23,568
                                                           --------------------------------------------------


EXPENSES
Salaries and Benefits ..................................   $     1,239       $    30,683        $   327,706
Professional fees ......................................        16,712            33,353            224,536
Interest ...............................................             -               943              9,564
Consulting fees ........................................        23,406            62,193            930,117
Research and Development ...............................             -             7,800             85,698
Administrative cost-other ..............................        19,147            49,728            919,238
Depreciation ...........................................             -            19,284             62,636
                                                           --------------------------------------------------
TOTAL EXPENSE ..........................................   $    60,505       $   203,984        $ 2,559,496

                                                           ==================================================
Net (Loss) .............................................   $   (60,505)      $  (196,176)       $(2,535,928)
                                                           ==================================================
Income (loss ) per share ...............................   $     (0.01)      $     (0.04)       $     (2.38)
                                                           ==================================================
Weighted Average Number of Common Shares Outstanding ...     4,606,061         4,506,061          1,066,886
                                                           ==================================================

                 See accompanying notes to financial statements

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 Inception
                                                                Quarter ended March 31         (August 6,1987)
                                                           ---------------------------------         to
                                                                  1996            1995          March 31,1996
                                                                  ----            ----          -------------
Net (loss) .......................................         $  (60,505)       $  (196,176)       $(2,535,928)
Adjustments to reconcile net (loss) to cash.......                                     -                  -
 Depreciation.....................................                  9             19,284             62,645
 Loss on sale of fixed assets.....................                                     -             46,165
 Increase in deposits.............................                  -                  -             (5,500)
 Increase in trade name...........................                  -                  -            (22,189)
 Decrease (Increase) in other assets .............             10,106             13,115            (18,620)
 Increase (Decrease) in accounts payable .........            (39,229)           (28,134)            73,175
 Increase (Decrease) in accrued liabilities ......             36,808            (19,189)            58,538
                                                           --------------------------------------------------
    Net Cash Flows Used for Operating Activities .         $  (52,811)       $  (211,100)       $(2,341,714)
                                                           --------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .......................         $    3,218        $   (14,688)       $  (161,108)
  Organizational Costs............................                  -                  -             (1,035)
                                                           --------------------------------------------------
    Net Cash Flows Used for Investing Activities .         $    3,218        $   (14,688)       $  (162,143)
                                                           --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Affiliate.............................                                     -             12,457
 Payment of loans from Affiliate..................                                  (969)            (9,799)
 Proceeds from lease obligations..................                                     -             58,822
 Payments on lease obligations....................             (2,613)            (2,764)           (48,446)
 Advance on sale of stock ........................             43,483                               498,540
 Sale of stock, net of offering costs ............                                     -          1,995,718
                                                           --------------------------------------------------
   Net Cash Flows Provided by Financing Activities         $   40,870        $    (3,733)       $ 2,507,292
                                                           --------------------------------------------------

Net increase in cash .............................         $   (8,723)       $  (229,521)       $     3,435
Cash and cash equivalents-beginning of period ....             12,158            329,908             12,158
                                                           --------------------------------------------------
Cash and cash equivalents-end of period ..........         $    3,435        $   100,387        $    15,620
                                                           ==================================================

     NON-CASH  ACTIVITIES
     60,800 shares of common stock have been issued for services performed since inception.

                 See accompanying notes to financial statements.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                          Notes to Financial Statements
                       March 31,1996 and December 31, 1995


     Note 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Channel i Inc. (formerly Channel i Limited) (the Company) was incorporated on August 6, 1987 under the laws of the State of Nevada. The Company is a development stage company. On November 4, 1993 the Company acquired 100 percent of the issued and outstanding shares of Channel i PLC (PLC) , a public limited company incorporated under the laws of England and Wales, which resulted in PLC being a wholly owned subsidiary of the Company.

Basis of Accounting

The Company utilizes the accrual basis of accounting which conform to generally accepted accounting standards. PLC financial statements have been prepared using accounting principles generally accepted in England and Wales.

Depreciation on equipment, furniture and fixtures is provided on the straight-line method with asset lives of five to seven years for the assets placed in service. Depreciation expense for the quarter ended March 31, 1996 and the year ended December 31, 1996 was $0 and $25,107. Depreciation was not taken in this quarter because the majority of assets were liquidated at a significant loss in the next quarter.

Principles of Consolidation

The consolidated financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 include the accounts of Channel i, Inc. and Channel i PLC. All significant intercompany transactions and account balances have been eliminated.

Research and Development Costs

Research and development costs are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into United States dollars using the average rate of exchange in effect at March 31, 1996. Revenue and expense transaction gains and losses are recorded at the exchange rates prevailing at the time the transaction took place. Currency transaction gains and losses are included in general and administrative expenses.

Cash and Statement of Cash Flows.

For purposes of the Statement of Cash Flow, cash equivalents are defined as investments with maturities of three months or less.

     Note 2: ACQUISITION

On November 4, 1993, the Company acquired 100% of the 1,000,000 shares of common stock outstanding of PLC in exchange for the Company issuing 400,000 shares of common stock valued at $2,500. The transaction was accounted for as a purchase under Accounting Principles Board Opinion No. 16. As part of the transaction the parties agreed to place the 400,000 shares of common stock into an escrow account, whereby the escrowed shares would be released over a period of time based upon performance. During 1994, 349,998 of the escrowed shares were released. The remaining 50,002 shares were canceled in the 2nd quarter of 1996 because the relevant conditions of the escrow agreement were not met.

     Note 3: LOAN PAYABLE AFFILIATE

Loan payable-affiliate represents the amount of unsecured loans outstanding to the directors of PLC. As of March 31, 1996 and December 31, 1995 the loans payable totaled $2,658.

     Note 4: CAPITALIZED LEASE PAYABLE

As of March 31,1996 and December 31, 1995, PLC had the following capitalized lease obligations

                                                   March 31          December 31
         Total leases payable                      $10,345           $12,990
         Less current maturities                    (3,338)           (5,985)
                                                   --------          --------
         Long term portion                         $ 7,007           $ 7,005
                                                   --------          --------

During the 2nd quarter of 1996, PLC terminated the leases forfeiting its rights and leasehold improvements to a new tenant. All rent owing and other costs were deducted from the original lease deposit. The PLC currently does not owe any funds to the former leasing agents.

     Note 5: STOCKHOLDER'S EQUITY

Common Stock

On November 4, 1993, the Company issued 800,000 shares of common stock valued at $5,000 to officers for prior services.

On November 15, 1993, the Company entered in a private placement agreement to raise at least $250,000 though the sale of 500,000 shares of its common stock.

During the year ended December 31, 1994, the Company issued 3,218,181 shares of common stock through three private placements in exchange for $1,667,642 net of issuance costs of $34,858.

During the year ended December 31, 1995, the Company raised $200,000 through a private placement of 100,000 shares of its common stock. In addition, cash was received in advance of stock sales totaling $455,057.

During the quarter ending March 31, 1996, the company received cash totaling $43,483. in advance of stock sales. During the quarter ending June 30, 1996, the Company issued the shares for all the advances.

     Note 6: COMMITMENTS

As of March 31, 1996, the Company was obligated under a noncancelable lease for office space which expires on December 31, 1995. The Company entered into a sublease for the office space effective January to December 31, 1995 for monthly payments of $900 per month. The Company has incurred a unpaid rent liability of $8,838 less a refundable deposit of $5,000. As of March 31, 1996 the liability is owed.

Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. Channel i, PLC leases its office space at 109-110 The Chambers, Chelsea Harbour, London SW10 OGX. The term of this lease is 3 years ending June 1997 and the cost of the lease is $1,975 ((pound)1,206.) per month. As of March 31,1996 the Company is in arrears for 2 months rent of $3,950.

Subsequently, PLC agreed with the lessor to relinquish all rights under the lease, including leasehold improvements, allowing the office to become rented out and all expenses, including back rent to be withheld from the original security deposit.

Rent expense charged to operations for the quarter ended March 31,1996 was $2,035 and for the year ended December 31,1995 was $46,643.

The Company entered into employment and consulting agreements with various parties. Under these agreements, the parties were granted option to purchase 1,340,000 shares of the Company's common stock at prices ranging from $4 to $6 The options expire between 1999 and 2000. No agreements currently exist stipulating cash payments of any nature. The outstanding options of 1,340,000 were voluntarily canceled by the optionees during a subsequent quarter.

On February 12, 1996 the Company approved the issuance of 200,000 options to officers of the company. The options were canceled during the subsequent quarter.

     NOTE: 7 INCOME TAXES

The Company incurred a loss for the quarter ended March 31, 1996 and the year ended December 31, 1996 of $60,505. and $316,312. During the year ended December 31, 1993 the Company adopted FASB no. 109.

As of December 31, 1995 and 1994 the Company had net operating loss carry forward of $1,338,318 and $1,022,001 which expire between the years 2005-2010.

     NOTE: 8 GOING CONCERN

At March 31, 1996 and December 31, 1995, the Company has not generated revenues from operations. Additional capital of $43,483 was obtained during February, 1996. Management plans to raise additional capital through stock sales to support further research and development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31,1996 and the year ended December 31, 1995. The Company's financial statements and the information contain detail that should be referred to in conjunction with the 10K report for the period ended December 31, 1995.

Background

     Prior to November 1993, the Company had no operations or active business. The Company, then known as Athena Ventures, Inc., was organized to engage in any lawful activity other than the banking business. In November 1993, the Company's prior management resigned and the Company changed its name to Channel i Limited. The new management entered into an acquisition agreement with Channel i PLC, a United Kingdom corporation, thereby acquiring its present business of establishing an interactive multimedia kiosk network to provide consumers with convenient access to an array of products and services.

Annual Meeting of Shareholders

     On December 21, 1994, at the Annual Meeting of Stockholders, the Company's shareholders approved the Board of Directors proposals to (i) amend the Company's Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock, and (ii) authorize the Board of Directors to change the Company's State of Incorporation from Nevada to Delaware and, in connection therewith, to decrease the par value per share of the Company's Common Stock from $.001 to $.00001, at any time before the Company's next Annual Meeting. As of March 31, 1996, the Company has not issued any shares of preferred stock and has no present intention to effect a reincorporating of the Company into Delaware.

Board of Directors

     On December 8, 1994, Richard Elliot-Square, a director of the Company and its President and Chief Executive Officer, resigned from his various positions with the Company. On December 21, 1994, the Board of Directors elected Phil McGrane to fill the vacancy created by Mr. Elliot-Square's departure and elected David Martin as the Company's Director of Marketing.

     On February 3, 1995, the Board of Directors elected Messrs. McGrane and Martin to serve as directors of the Company until the Company's next Annual Meeting. On March 13, 1995, Douglas L. Hawthorne resigned from his position as Chairman of the Board of the Company and as a consultant thereto. On May 12, 1995, the Board of Directors elected Messrs. Tony Joyce, Brian Chandler and Charlie Rodriguez to serve as directors of the Company until the Company's next Annual Meeting. On August 16, 1995, Tony Joyce resigned his position from the Board of Directors and on September 4, 1995, Brian Chandler resigned his position. On November 31, 1995 Mr. David Martin resigned his position as a member of the Board and as Marketing Director. At the December 15, 1995 Annual Meeting of the Shareholders, Messrs. Ray Hoag, Phil McGrane and Charlie Rodriguez, were elected to serve as directors for the Company.

     At the Annual Meeting of the Board of Directors on January 22, 1996, Mr. Charlie Rodriguez was elected President and Chief Executive Officer. On January 22, 1996, Mr. Jeremy Renton and Mr. Robert Shipman were elected to serve on the Board of Directors and Mr. Renton was elected Chairman. On January 24, 1996, Mr. Phil McGrane resigned his position as a member of the Board of Directors and as a consultant. On June 3, 1996, Mr. Robert Shipman resigned his position from the Board.

Common and Preferred Shares

     The Company's outstanding shares of Common Stock, par value $.001 per share ("Common Stock"), are traded under the symbol "CHLI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. As of March 31, 1996, there were 4,606,061 shares of common stock outstanding and no preferred stock had been issued.

Employees

     As of March 31, 1996, the Company had no full time employees and only employs consultants. The company intends to employ the officers as soon as it has the financial resources. The Company believes that its relationship with its consultants and officers is satisfactory. None of the Company's employees or consultants are covered by a collective bargaining agreement.

Property

     The Company owns no real estate or other income-producing properties. It leased approximately 800 square feet of office space in Chicago, Illinois at 20 No. Clark Street. The term of the lease was for two years from January 1, 1994 and the cost of the lease was $1,435 per month. As of January 1, 1995, the Company ceased use of this office and subleased the same to a third party for $900 per month through the remaining term of the lease. As of January 1, 1996, the lease had expired and the Company has incurred an unpaid rent liability of $8,838 less a refundable deposit of $5,000. As of March 31, 1996, the liability is currently owed.

     Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. Channel i, PLC leases its office space of approximately 500 square feet at 109-110 The Chambers, Chelsea Harbour, London SW10 OGX. The term of this lease is 3 years ending June 1997 and the cost of the lease is $1,975 ((pound)1,206.) per month. As of March 31, 1996, the Company was in arrears for one month rent of $3,900.

During the subsequent quarter, because the shortage of resources, the Company agreed to allow the releasing of the office. In exchange for the cancellation of the lease the Company agreed to forfeit all of its' rights and leasehold improvements.

     The  Company  has  acquired  $96,709  of  leasehold  improvements,   office
furniture and equipment necessary for use of its leased space and business operations.

London Underground Contract

     On June 21, 1994, the Company entered into an agreement with the London Transport Authority's London Underground Limited ("LUL") transit authority to install a minimum of 100 multimedia kiosks at selected, heavily trafficked stations. The Company viewed its agreement with LUL as crucial since it provided both a launch site for the Company's kiosks and a visible, highly regarded position in the world of electronic mercantile networks.

     The Company's plan was to establish an interactive multimedia kiosk network that would have provided consumers with convenient access to an array of products and services offered thereon. The Company expected to derive income from advertising, sponsorships, third party product sales, local retail and "special offer" services all processed through the kiosk network.

     Accordingly, the Company's strategy was to contract with third parties for the design of the hardware, software applications, networking, transaction systems, installation, maintenance, and other technical development work necessary to implement the kiosk systems into a mainstream commercial application. The Company's other strategy was to contract with professional service providers to lessen the need for staff and enhance management flexibility, especially during the critical development phase. There was never any assurance that such third parties would have devoted adequate resources to successfully develop and implement the kiosk systems.

     The failure of the project was due to various reasons including the inability of software vendors to produce an efficient and timely project, management's changing of hardware vendors, software developers and project mangers and lack of substantial financial resources. With the Company's insufficient financial resources, creditors were not willing to assume any long term commitments. All available human resources became focused on raising funds instead of implementing the contract.

     During the December 15, 1995 Annual General Meeting of Shareholders, management disclosed to the shareholders that the Company had virtually run out of funds and the project is at a standstill. The Company stated it had liabilities of $56,800 to London Transport, as invoiced, for work done to date and a liability from Barcrest for kiosk development of approximately $3,200.

     Management also disclosed where the expenditures of the Company had been and the distinct and real possibility of closing the office and company.

     After feedback form the shareholders and considerable discussion, the directors then decided that the Company was not in the financial position to complete the first stage of the London Underground contract to obtain the assistance of a larger Company.

     A letter of agreement was signed with Logica, a leading British software company. Logica agreed to assume the liabilities owed the LUL and Barcrest in return for the transfer of the Company's rights to the contract and LUL signing a new contract with Logica. LUL signed an letter of intent to novate the contract to Logica. Under the arrangement, Channel i would also be entitled to the opportunity to participate in the commercial applications of the project where appropriate.

     There are no assurances that Logica will finalize a contract with LUL and if that does not happen, the liabilities owed to LUL and Barcrest would revert to the Company. Also, there are no assurances or guarantees that if the contract between Logica and LUL is signed, the contract would produce any revenue to the Company or that the Company would to be in a position to participate in any commercial application.

     The failure of the LUL project has had a material adverse effect on the Company's long and short range business strategy.

LEGAL PROCEEDINGS

     In May, 1995, the Company entered into a tentative unsigned agreement with Ace International Investments Ltd. ("Ace"), a company created under the laws of the Channel Islands. The Company was to sell up to 70% of the outstanding stock of the Company to Planet Communications, Inc. ("Planet"), an affiliate of Ace, and Planet Investments, Inc. Ace had transferred certain telecommunications rights and licenses to Planet. Channel i was to obtain, for the sale of shares, the right to participate in the World Telecommunication Licenses, including the United States, which were given to Ace by TransEurope Communications Limited, an English company ("TransEurope"). Further to the agreement two individuals, Tony Joyce and Brian Chandler, were to be added to the Board of Directors on May 15, 1995.

     Subsequently, the Ex-President, Phil McGrane, ordered a wire transfer of $40,000 ((pound)25,000) directly to an account designated by Ace for the benefit of TransEurope. The agreement, with Ace and Planet, had not been signed by Planet or Ace nor was it ratified by Board of Directors of the Company. A formal demand was made for the return of the funds.

     The Company then formed a separate business relationship with TransEurope. The relationship would have enabled the Company to offer international voice and facsimile communications to six countries using alleged materials, technical know-how and relationships developed by TransEurope. The Company anticipated that its relationship with TransEurope, together with TransEurope's relationships with major telephone companies, would have permitted the Company to offer international telecommunication services, at rates that were competitive with those charged by other telecommunication service providers. About August, 1995, the Company acquired the United States license, by paying $100,000 ((pound)65,000) or a licensing agreement to offer telecommunication services in the United States. This license, later revealed to be held concurrently by Ace Investment, Ltd., became subject to a legal dispute described below.

     The Company had also deposited $9,500 ((pound)6,000) with TransEurope ((pound)1,000 per Territory) to hold the right to develop its Telecom Business in the agreed upon Territories through TransEurope.

Agreement with Ace Investments Ltd.

     Ace International Investments Ltd., a New York based company, later discovered to be Registered under the laws of the Channel Islands had also acquired the right to offer telecommunication services in certain parts of the world from TransEurope. The Company had paid $140,000 ((pound)90,000) to acquire the right to offer telecommunications services within the United States, and Ace asserted a competing claim to the same right. On September 12, 1995, a settlement agreement was reached between Ace, Planet and the Company pursuant to which, among other things, (i) Ace received the right to offer telecommunication services through TransEurope within the United States, (ii) the Company and Ace agreed to create, and jointly own on an equal basis, a new company which shall have the right to offer telecommunication services through TransEurope within

India, (iii) Ace agreed to pay the Company $140,000 ((pound)90,000) on or before October 3, 1995, and (iv) if Ace fails to pay the Company $140,000 ((pound)90,000), then Ace's right to offer telecommunication services through TransEurope within South Africa shall be forfeited to a third company to be created and equally owned by Ace and the Company, and Ace shall pay the balance of $70,000 ((pound)45,500) from the first revenue from active operations that it, or any of its assignees, receive.

Civil Suit against TransEurope Communications

     The License Agreements with TransEurope Communications have proved to be unsatisfactory. It is the Company's firm belief that TransEurope has not fulfilled their written and verbal promises.

     An agreement was made between Phil McGrane, the previous President, on behalf of the Company to join with ACE International Investments, Ltd. in bringing a civil suit against TransEurope Communications, Ltd. The Plaintiff's case is that funds were obtained by fraud from both Plaintiffs either jointly or separately. Funds were paid to TransEurope by Channel i on behalf of ACE and (pound)65,000 was paid on or about August 1, 1995, to TransEurope on the Company's behalf.

     During the course of the civil suit, the Company discovered that Ace International Investments, Ltd., did not exist as a separate company and did not have financial resources to pay for their share the expenses. The Company attempted to obtain an agreement with TransEurope to withdraw completely from the case. TransEurope filed a counter claim alleging that Ace did not have a reasonable cause of action in the claim and was not a legitimate company according to English law, therefore could not file a lawsuit on it's behalf. The counter claim also requested that since both the defendants registered offices are outside of England, the defendants should be required to pay as security, the attorney and court costs to date. Also pending payment, the defendants would be barred from taking any further legal action. The English court awarded the (pound)6,000 in legal fees to TransEurope as security deposit in event the plaintiffs withdraw the lawsuit.

     The Company has been financially unable to continue aggressively pursuing the lawsuit and has had to fund the costs for both the primary plaintiff, Ace, and the Company. The London attorneys for the Company and Ace, have not been able to collect Ace's share of the expenses and have successfully forced the Company to pay Ace's share.

     TransEurope is also seeking a secondary claim against Ace and the Company to stop them from pursing the claim and to force the Plaintiffs to deposit (pound)50,000 in projected legal fees with the court in order to continue. If the Plaintiffs cannot present the deposit, or pay the (pound)6,000 previously awarded, the Company will not be able to recoup any of the funds that it gave TransEurope.

     Because of TransEurope's new counter claim, the inability of the Company and plaintiff's attorney to locate and communicate with Ace, Ace's inability to pay their share of expenses and the Company's lack of financial resources, the Company does not expect to recover any of the funds paid. Furthermore, the Company is jointly and severely liable for the (pound)6,000 award. All indications are that the Company will have to bear the burden of the judgment.

     The Company will have suffered a significant financial loss of the funds paid for the Licensing Agreements, awarding of the defendants costs, and ongoing costs.

Telecommunications business

     The Company has also been attempting to diversify into the telecommunications business. The attempt to form a relationship with TransEurope resulted in the lawsuit which is in the section "Civil suit against TransEurope Communications". The Company has made a wide range of contacts in this industry and has completed various business plans for financiers. Because of lack of funding, the Company was not able to implement a specific plan.

     The current Board of Directors has been aggressively seeking suitors and other individuals that would be interested in merging businesses into the Company. Management believes that with the contacts it has established in the United Kingdom and Europe, businesses in the United States seeking European offices or presence would be willing to discuss the opportunities available to them. In this effort, management has approached various individuals regarding the possibilities of acquisitions, mergers, or buy outs. Without company resources available, the management of the company has personally underwritten various expenses related to the possibility of the continuation of the Company.

     There can be no assurances that Management will succeed in the endeavor to convince other financiers to acquire or merge businesses into the Company. In that regard, if a suitor was obtained, there are no assurances that the current shareholders will be able to recapture any portion of their initial investment.

Recent Developments

     The Company had been approached by Mr. J. Robert Shipman in December 1995. Mr. Shipman had expressed an interest in merging businesses into Channel i in return for a significant percentage of common shares in the Company. A Memorandum of Understanding was signed on January 15, 1996 between the Company and Mr. Shipman. Mr. Shipman was appointed to the board of Directors and later resigned on June 3, 1996. The Memorandum of Understanding was canceled.

     Management is aware that it is competing with other companies who are also attempting to entice mergers and acquisitions. To this endeavor, there can be no assurances or guarantees that Management will succeed in providing enough incentives to entice another business to merge.

     Because of the number of common shares currently outstanding and the number of shares needed to provide equity incentives to a suitor, there are no assurances that there is a sufficient enough percentage of equity remaining to attract any businesses. There is also a possibility that the opportunities explored or signed will not be sufficient enough to have the Company succeed or be able to provide any source of revenue or dividends.

Financial Items

     As of March 31, 1996, the Company had available cash of approximately $3,435 and current liabilities of $628,756. To date, the Company has not earned income from operations and does not expect to earn, if at all. Accordingly, the Company will be unable, without additional financing, to fund its continued operations. The Company is actively pursuing additional financing through the private placement of equity securities and separate agreements with other investors or businessmen. However, there can be no assurance that such financing will be available to the Company, or if available, that it will be obtained timely. In this regard, the Company's auditors have issued a qualified opinion about the Company's ability to continue as a going concern. During April, 1996, $455,057 of the current liabilities were converted to the Company's common stock.

Other Financial Items

No income is projected from consumer transactions until such time as a telecommunications service has begun. Until then, the Company will require equity funding or other investors to meet its expenses. The Company's operating loss for the year ended December 31, 1995 was $1,054,085, compared to a loss of $1,215,576 for the year ended December 31, 1994.

The Company projects expenses for calendar year 1996 to average $3,000 per month. At this expenditure level, the Company is seeking other opportunities for shareholder enhancement.

During the period August, 1995, to March 31, 1996, the Company received advances against the sale of its common shares through a Regulation S offering totaling $498,540. The final amount of $43,483. was received on February 14, 1996 and the offering was closed. A total of 628,500 shares were sold during the offering period of August 1, 1995 to February 14, 1996 for a total amount of $498,588 net of expenses. The transaction was recorded during April 1996, when the shares were issued and settlement was made with distributor.

The Company does not expect income from operations to be sufficient to offset expenses until income is being generated from telecommunications services.

It is anticipated that the majority of the funds for operations during fiscal year 1996 will be supplied by private placements of equity in the Company. While the Company has been actively pursuing various private placement alternatives, it does not currently have such an offering in process and no assurance can be given that such an offering will be timely completed, if ever, to fund the Company's continued operations. The Company has no secured creditors, no debt financing has been established, and it is unlikely that such debt financing will be available to the Company in the near future.

Part II -Other Information

         none

Item 6   .        EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  None

         b.       Reports on Form 8k
                  The following reports on Form 8k have been filed during the quarter for which this report is filed:

                  Form 8k, which was filed with the Commission on January 23, 1996, reported on the following items:

                    (i) The election of Charlie Rodriguez as President, Jeremy Renton as Chairman, Ray Hoag, Phil McGrane, J. Robert Shipman as Directors on January 21, 1996.

                    (ii) No other information

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       Date: October 21, 1996
                                                    Channel i INC.


                                              By: /s/ Charlie Rodriguez
                                                  ----------------------
                                      Charlie Rodriguez, Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                       Date:  October 21, 1996
                                                     Channel i Inc.


                                              By:  /s/ Charlie Rodriguez
                                                   ----------------------
                                      Charlie Rodriguez, Chief Financial Officer