Form 10QSB
period 1996-06-30
CHANNEL I INC
filed 1996-12-16
CIK 844053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT under section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ No __X__

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

       Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___ N/A
                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       On June 30, 1996, 5,184,559 shares of the Registrant's Common Stock were issued and outstanding.

                                 CHANNEL i INC.
                                   FORM 10-QSB
                       For the Period Ended March 31, 1996

                                      INDEX
                                                                    Page
PART I
         FINANCIAL INFORMATION ...............................        3

Item 1.  Financial Statements ................................        3


                  Balance Sheets .............................        4

                  Statements of Operations ...................        5

                  Statements of Cash Flows ...................        6

                  Notes to Financial Statements ..............        7

Item 2  Management's Discussion and Analysis or
        Plan of Operation  ...................................       10

PART II. OTHER INFORMATION ...................................       16

Item 6.  Exhibits and Reports on Form 8-K ....................       15

         Signature ...........................................       15

PART I. FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

           The Financial statements for the three months ended June 30, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended June 30, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                                 Balance Sheets
                          Quarter Ending June 30, 1996

                                                June 30, 1996  December 31, 1995
                                                 (Unaudited)       (Audited)
                                                --------------------------------
CURRENT ASSETS
 Cash and Equivalents .........................  $        682   $     12,158
 Deposit ......................................         5,500          5,500
 Trade Name  ..................................        22,189         22,189
 Other ........................................          --           28,726
                                                 ------------   ------------
                           Total Current Assets  $     28,371   $     68,573
                                                 ------------   ------------

EQUIPMENT
 Equipment and Fixtures .......................  $     27,712   $     99,927
 Less Accumulated depreciation  ...............        (8,636)       (43,367)
                                                 ------------   ------------
      Net Equipment ...........................  $     19,076   $     56,560
                                                 ------------   ------------
         Total assets .........................  $     47,447   $    125,133
                                                 ============   ============

LIABILITIES
CURRENT LIABILITIES

 Accounts Payable .............................   $    84,054    $   104,904
 Contingent Liabilities .......................        50,494         21,730
 Loan Payable-Affiliate .......................          --            2,657
 Advance on sale of stock  ....................          --          455,057
 Capitalized leases payable-current ...........          --            5,985
                                                 ------------   ------------
      Total Current Liabilities ...............  $    134,548   $    590,333
                                                 ------------   ------------

LONG TERM LIABILITIES
 Capitalized leases payable ...................  $       --     $      7,005
                                                 ------------   ------------
     Total liabilities ........................  $    134,548   $    597,338
                                                 ============   ============

STOCKHOLDER'S EQUITY
Preferred stock, $.00001 par value:
authorized 5,000,000 shares: issued
and outstanding  0 shares as of
June 30, 1996 and December 31,1995 ............  $       --     $       --

Common Stock $.001 par value;
authorized 50,000,000 shares; issued
and outstanding 5,184,559 and
4,606,601 shares at June 30,1996 and
December 31,1995, respectively ................         5,185          4,606

 Paid in capital ..............................     2,496,574      1,998,612
 Accumulated deficit ..........................    (2,588,860)    (2,475,423)
                                                 ------------   ------------
      Total Stockholder's Equity ..............  $    (87,101)  $   (472,205)
                                                 ------------   ------------

                                                 ------------   ------------
Total Liabilities and Stockholder's Equity ....  $     47,447   $    125,133
                                                 ============   ============

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                            Statements of Operations
                          Quarter Ending June 30, 1996

                                                                                               Inception
                                                                      Six Months Ended         (August 6
                                                                      ----------------          1987) to
                                     Quarter Ended June 30                 June 30,             June 30,
                                  ---------------------------          ---------------        ------------
                                      1996            1995           1996           1995           1996
                                      ----            ----           ----           ----           ----
REVENUES
Administrative services .......   $      --      $      --      $      --      $     1,366    $     5,304
Interest Income ...............          --              375           --            3,812         14,452
Other Income ..................          --            3,600           --            6,605          3,812
                                  -----------    -----------    -----------    -----------    -----------
Total Revenue .................   $      --      $     3,975    $      --      $    11,783    $    23,568
                                  -----------    -----------    -----------    -----------    -----------


EXPENSES
Salaries and Benefits .........   $      --      $    34,630    $     1,239    $    65,313    $   327,706
Professional fees .............          --           30,747         16,712         64,100        224,536
Interest ......................          --             --             --              943          9,564
Consulting fees ...............        14,832        108,573         38,238        170,766        944,949
Research and Development  .....          --             --             --            7,800         85,698
Administrative cost-other .....        38,131         55,851         57,279        105,579        957,369
Depreciation ..................          --           10,053           --           29,337         62,636
                                  -----------    -----------    -----------    -----------    -----------
TOTAL EXPENSE .................   $    52,963    $   239,854    $   113,468    $   443,838    $ 2,612,459
                                  ===========    ===========    ===========    ===========    ===========

Net (Loss) ....................   $   (52,963)   $  (235,879)   $  (113,468)   $  (432,055)   $(2,588,891)
                                  ===========    ===========    ===========    ===========    ===========

Income (loss ) per share ......   $     (0.01)   $     (0.05)   $     (0.02)   $     (0.10)   $     (2.20)
                                  ===========    ===========    ===========    ===========    ===========

Weight Average Number of Common
Shares Outstanding  ...........     5,184,559      4,553,588      5,184,559      4,529,956      1,174,491
                                  ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                   Inception (August
                                                                                      6, 1987) to
                                                       Six Months Ended June 30        June 30
                                                     ---------------------------       -------
                                                         1996             1995          1996
                                                         ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................   $  (113,468)   $  (432,055)   $(2,588,891)
Adjustments to reconcile net (loss) to cash  .....          --             --             --
 Depreciation ....................................          --           29,337         62,636
 Loss on sale of fixed assets ....................        37,484           --           83,649
 Increase in deposits ............................          --             --           (5,500)
 Increase in trade name ..........................          --             --          (22,189)
 Decrease (increase) in other assets .............        28,726        (25,159)          --
 Increase (decrease) in accounts payable .........       (20,850)       (37,079)        91,554
 Increase (decrease) in accrued liabilities ......        28,795        (22,843)        50,525
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Operating Activities .   $      --      $  (487,799)   $(2,328,216)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .......................   $      --      $   (32,996)   $  (164,326)
  Organizational Costs ...........................          --             --           (1,035)
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Investing Activities .   $      --      $   (32,996)   $  (165,361)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Affiliate ............................        (2,657)          --            9,799
 Payment of loans from Affiliate .................        (7,005)        (2,685)       (16,804)
 Proceeds from lease obligations .................          --             --           58,820
 Payments on lease obligations ...................        (5,985)          --          (51,815)
 Advance on sale of stock  .......................      (455,057)          --             --
 Sale of stock, net of offering costs ............       498,541        200,000      2,494,259
                                                     -----------    -----------    -----------
   Net Cash Flows Provided by Financing Activities   $    27,837    $   197,315    $ 2,494,259
                                                     -----------    -----------    -----------

Net increase in cash .............................   $   (11,476)   $  (323,480)   $       682
Cash and cash equivalents-beginning of period ....        12,158        329,908           --
                                                     -----------    -----------    -----------
Cash and cash equivalents-end of period ..........   $       682    $     6,428    $       682
                                                     ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                          Notes to Financial Statements
                       June 30,1996 and December 31, 1995


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

Depreciation on equipment, furniture and fixtures is provided on the straight-line method with asset lives of five to seven years for the assets placed in service. Depreciation expense for the quarter ended June 30, 1996 and the year ended December 31, 1995 was $0 and $25,107. Depreciation was not taken in this quarter because the majority of assets were liquidated at a significant loss.

Principles of Consolidation

The consolidated financial statements for the quarter ended June 30, 1996 and the year ended December 31, 1995 include the accounts of Channel i, Inc. and Channel i PLC. All significant intercompany transactions and account balances have been eliminated.

Research and Development Costs

Research and development costs are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into United States dollars using the average rate of exchange in effect at June 30, 1996. Revenue and expense transaction gains and losses are recorded at the exchange rates prevailing at the time the transaction took place. Currency transaction gains and losses are included in general and administrative expenses.

Cash and Statement of Cash Flows.

For purposes of the Statement of Cash Flow, cash equivalents are defined as investments with maturities of three months or less.

Note: 2 ACQUISITION

On November 4, 1993, the Company acquired 100% of the 1,000,000 shares of common stock outstanding of PLC in exchange for the Company issuing 400,000 shares of common stock valued at $2,500. The transaction was accounted for as a purchase under Accounting Principles Board Opinion No. 16. As part of the transaction the parties agreed to place the 400,000 shares of common stock into an escrow account, whereby the escrowed shares would be released over a period of time based upon performance. During 1994, 349,998 of the escrowed shares were released. The remaining 50,002 shares were canceled in April, 1996 because the relevant conditions of the escrow agreement were not met.

Note 3: LOAN PAYABLE AFFILIATE

Loan payable-affiliate represented the amount of unsecured loans outstanding to the directors of PLC. As of June 30, 1996 the note was settled.

Note 4: CAPITALIZED LEASE PAYABLE

During April 1996, PLC terminated the leases forfeiting its rights and leasehold improvements to a new tenant. All rent owing and other costs were deducted from the original lease deposit. The PLC currently does not owe any funds to the former leasing agents.

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

During the quarter ending June 30, 1996, the Company closed the offering of shares and issued 628,500 shares of common stock for the advances of $455,057 and $43,483. Also, 50,002 shares were canceled in April, 1996 because the relevant conditions of a performance agreement were not met.

Note 6: COMMITMENTS

As of June 30, 1996, the Company was obligated under a noncancelable lease for office space in Chicago, Illinois, which expired on December 31, 1995. The Company had entered into a sublease for the office space effective January to December 31, 1995. The Company has incurred a unpaid rent liability of $8,838 less a refundable deposit of $5,500. As of June 30, 1996 the liability is owed.

Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. Channel i, PLC leases its office space at 109-110 The Chambers, Chelsea Harbour, London SW10 OGX. During April, 1996, PLC agreed with the lessor to relinquish all rights under the lease, including leasehold improvements, allowing the office to become rented out and all expenses, including pastdue rent to be withheld from the original security deposit. PLC does not owe any funds to the leasing agent or for any other lease agreements.

Rent expense charged to operations for the quarter ended June 30,1996 was $ 0. and for the year ended December 31, 1995 was $46,643.

The Company entered into employment and consulting agreements with various parties. Under these agreements, the parties were granted option to purchase 1,340,000 shares of the Company's common stock at prices ranging from $4 to $6. The options expired between 1999 and 2000. No agreements currently exist stipulating cash payments of any nature. During the quarter ending June 30, 1996, the outstanding options of 1,340,000 were voluntarily canceled by the optionees.

On February 12, 1996 the Company approved the issuance of 200,000 options to officers of the company. The options were also canceled during the quarter ending June 30, 1996.

Note: 7 INCOME TAXES

The Company incurred a loss for the quarter ended June 30, 1996 and the year ended December 31, 1996 of $52,963. and $316,312.

As of December 31, 1995 and 1994 the Company had net operating loss carry forward of $1,338,318 and $1,022,001 which expire between the years 2005-2010.

NOTE: 8 GOING CONCERN

At June 30, 1996 and December 31, 1995, the Company has not generated revenues from operations. No additional capital was obtained during the quarter ending June 30,1996. Management plans to raise additional capital through stock sales to support further research and development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30, 1996 and the year ended December 31, 1995. The Company's financial statements and the information contain detail that should be referred to in conjunction with the 10K report for the period ended December 31, 1995.

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

Common and Preferred Shares

         The Company's outstanding shares of Common Stock, par value $.001 per share ("Common Stock"), are traded under the symbol "CHLI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. As of June 30, 1996, there were 5,184,559 shares of common stock outstanding and no preferred stock had been issued.

Employees

         As of June 30, 1996, the Company had no full time employees and only employs consultants. The company intends to employ the officers as soon as it has the financial resources. The Company believes that its relationship with its consultants and officers is satisfactory. None of the Company's employees or consultants are covered by a collective bargaining agreement.

Property

         The Company owns no real estate or other income-producing properties. It leased approximately 800 square feet of office space in Chicago, Illinois at 20 No. Clark Street.. As of January 1, 1995, the Company ceased use of this office and subleased the same to a third party for $900 per month through the remaining term of the lease. As of January 1, 1996, the lease had expired and the Company has incurred an unpaid rent liability of $8,838 less a refundable deposit of $5,500. As of June 30, 1996, the liability is currently owed.

         Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. During the quarter ending June 30, 1996, PLC terminated the leases forfeiting its rights and leasehold improvements to a new tenant. All rent owing and other costs were deducted from the original lease deposit. The PLC currently does not owe any funds to the former leasing agents.

         During the quarter ending June 30,1996, the Company has forfeited leasehold improvements or sold equipment having a depreciated value of $37,484. Currently, the Company owns assets with a depreciated value of $19,076

London Underground Contract

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

Management has signed a tentative licensing agreement on August ,1996 for the use of the name and logo to Sunburst, M.C., Ltd. a corporation incorporated under the laws of the Province of Ontario, Canada. The agreement specifies a cash payment for use of the name and logo for a period of 10 years for Canada and all French-speaking countries.

Financial Items

         As of June 30, 1996, the Company had available cash of approximately $682 and current liabilities of $134,548. To date, the Company has not earned income from operations. Accordingly, the Company will be unable, without additional financing, to fund its continued operations. The Company is actively pursuing additional financing through the private placement of equity securities and separate agreements with other investors or businessmen. However, there can be no assurance that such financing will be available to the Company, or if available, that it will be obtained timely. In this regard, the Company's auditors have issued a qualified opinion about the Company's ability to continue as a going concern.

Other Financial Items

Since no income is projected, the Company will require equity funding or other investors to meet its expenses. The Company's operating loss for the year ended December 31, 1995 was $1,054,085, compared to a loss of $1,215,576 for the year ended December 31, 1994.

The Company projects expenses for calendar year 1996 to average $5,000 per month. At this expenditure level, the Company is seeking other opportunities for shareholder enhancement.

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

Item 6   .        EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  None

         b.       Reports on Form 8K During this quarter

                  None





                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      Date:  December 11, 1996
                                                 Channel i Inc.


                                      By: /s/ Charlie Rodriguez
                                      -------------------------
                                      Charlie Rodriguez, Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                      Date:  December 11, 1996
                                                 Channel i Inc.


                                      By: /s/ Charlie Rodriguez
                                      -------------------------
                                      Charlie Rodriguez, Chief Financial Officer