Form 10QSB
period 1996-09-30
CHANNEL I INC
filed 1997-01-30
CIK 844053

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT under section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

                                  520-544-0145
              (Registrant's telephone number, including area code)
               109 The Chambers, Chelsea, Harbour, London SW10 OFX
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     On September 30, 1996, 5,284,559 shares of the Registrant's Common Stock were issued and outstanding.

                                 CHANNEL i INC.
                                   FORM 10-QSB
                     For the Period Ended September 30, 1996

                                      INDEX
                                                                    Page

PART I
         FINANCIAL INFORMATION ...............................        3

Item 1.  Financial Statements ................................        3


                  Balance Sheets .............................        4

                  Statements of Operations ...................        5

                  Statements of Cash Flows ...................        6

                  Notes to Financial Statements ..............        7

Item 2   Managemen10s Discussion and Analysis or Plan of Operation   10

PART II. OTHER INFORMATION ...................................       16

Item 6.  Exhibits and Reports on Form 8-K ....................       15

         Signature ...........................................       15

PART I. FINANCIAL INFORMATION

     Item 1. FINANCIAL STATEMENTS

     The Financial statements for the three months ended September 30, 1996 and 1995 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended September 30, 1996, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1996. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1995.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                                 Balance Sheets
                          Quarter Ending Sept 30, 1996

                                                         September   December 31
                                                          30, 1996      1995
                                                        (Unaudited)   (Audited)
                                                        ------------ -----------
CURRENT ASSETS
 Cash and Equivalents ..............................    $   2,064     $  12,158
 Deposit ...........................................        5,500         5,500
 Trade Name ........................................       22,189        22,189
 Other .............................................         --          28,726
                                                        ---------     ---------
                           Total Current Assets ....    $  29,753     $  68,573
                                                        ---------     ---------
EQUIPMENT
 Equipment and Fixtures ............................    $  27,712     $  99,927
 Less Accumulated depreciation .....................       (8,636)      (43,367)
                                                        ---------     ---------
      Net Equipment ................................    $  19,076     $  56,560
                                                        ---------     ---------
         Total assets ..............................    $  48,829     $ 125,133
                                                        =========     =========

LIABILITIES
CURRENT LIABILITIES
 Accounts Payable ..................................    $  72,992     $ 104,904
 Contingent Liabilities ............................       58,239        21,730
 Loan Payable-Affiliate ............................         --           2,657
 Advance on sale of stock ..........................         --         455,057
 Capitalized leases payable-current                          --           5,985
                                                        ---------     ---------
      Total Current Liabilities ....................    $ 131,231     $ 590,333
                                                        ---------     ---------
LONG TERM LIABILITIES
 Capitalized leases payable ........................    $    --       $   7,005
                                                        ---------     ---------
     Total liabilities .............................    $ 131,231     $ 597,338
                                                        =========     =========
STOCKHOLDER'S EQUITY
Preferred stock, $.00001 par value:                     $    --       $    --
authorized 5,000,000 shares: issued
and outstanding 0 shares as of
December 31,1995 and December 31,1994

Common Stock $.001 par value;                               5,185         4,606
authorized 50,000,000 shares; issued
and outstanding 5,284,559 and 4,606,601
shares at September 30,1996 and
December 31,1995, respectively

 Paid in capital                                        2,496,574     1,998,612
 Accumulated deficit                                   (2,584,161)   (2,475,423)
                                                      ------------   -----------
      Total Stockholder's Equity                      $   (82,402)   $ (472,205)
                                                      ------------   -----------
Total Liabilities and Stockholder's Equity            $    48,829    $  125,133
                                                      ===========    ==========

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                            Statements of Operations
                        Quarter Ending September 30, 1996

                                                                                               Inception
                                                                                              (August 6,
                                                                                               1987) to
                                    Quarter Ended Sept. 30      Nine Months Ended Sept. 30,    Sept. 30,
                                  --------------------------    --------------------------    -----------
                                     1996           1995           1996           1995           1996
                                  -----------    -----------    -----------    -----------    -----------
REVENUES
Administrative services .......   $      --      $      --                0    $     1,366    $     5,304
Interest Income ...............          --             --                0          3,812         14,452
Other Income ..................        12,500            900         12,500          7,505         16,312
                                  -----------    -----------    -----------    -----------    -----------
Total Revenue .................   $    12,500    $       900    $    12,500    $    12,683    $    36,068
                                  -----------    -----------    -----------    -----------    -----------
EXPENSES
Salaries and Benefits .........   $      --      $    28,210    $     1,239    $    93,523    $   327,706
Professional fees .............         5,107         17,628         21,819         81,728        229,643
Interest ......................          --             --             --              943          9,564
Consulting fees ...............        (6,416)       110,741         31,822        281,507        938,533
Research and Development ......          --             --             --            7,800         85,698
Administrative cost-other .....         9,109         39,003         66,388        144,582        966,478
Depreciation ..................          --            5,347           --           34,684         62,636
                                  -----------    -----------    -----------    -----------    -----------
TOTAL EXPENSE .................   $     7,800    $   200,929    $   121,268    $   644,767    $ 2,620,259
                                  ===========    ===========    ===========    ===========    ===========

Net (Loss) ....................   $     4,700    $  (200,029)   $  (108,768)      (632,084)   $(2,584,191)
                                  ===========    ===========    ===========    ===========    ===========

Income (loss) per share .......   $      0.00    $     (0.04)   $     (0.02)   $     (0.14)   $     (1.40)
                                  ===========    ===========    ===========    ===========    ===========

Weight Average Number of Common     5,284,559      4,606,061      5,284,559      4,555,603      1,846,957
Shares Outstanding
                                  ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                 Channel i, Inc.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                               Inception (August
                                                                                   6, 1987) to
                                                     Nine Months Ended Sept 30       Sept 30
                                                     --------------------------    -----------
                                                        1996           1995           1996
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................   $  (108,768)   $  (632,084)   $(2,584,191)
Adjustments to reconcile net (loss) to cash ......          --             --             --
 Depreciation ....................................          --           34,684         62,636
 Loss on sale of fixed assets ....................        37,484           --           83,649
 Increase in deposits ............................          --             --           (5,500)
 Increase in trade name ..........................          --             --          (22,189)
 Decrease (increase) in other assets .............        28,756       (132,185)            30
 Increase (decrease) in accounts payable .........       (31,912)       (37,349)        80,492
 Increase (decrease) in accrued liabilities ......        36,509        (22,843)        58,239
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Operating Activities .   $   (37,931)   $  (789,777)   $(2,326,834)
                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .......................   $      --      $     9,473    $  (164,326)
  Organizational Costs ...........................          --             --           (1,035)
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Investing Activities .   $      --      $     9,473    $  (165,361)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Affiliate ............................        (2,657)          --            9,799
 Payment of loans from Affiliate .................        (7,005)        (2,685)       (16,804)
 Proceeds from lease obligations .................          --             --           58,820
 Payments on lease obligations ...................        (5,985)       (23,523)       (51,815)
 Advance on sale of stock ........................      (455,057)       363,466              0
 Sale of stock, net of offering costs ............       498,541        200,000      2,494,259
                                                     -----------    -----------    -----------
   Net Cash Flows Provided by Financing Activities   $    27,837    $   537,258    $ 2,494,259
                                                     -----------    -----------    -----------

Net increase in cash .............................   $   (10,094)   $  (261,992)   $     2,064
Cash and cash equivalents-beginning of period ....        12,158        329,908              0
                                                     -----------    -----------    -----------
Cash and cash equivalents-end of period ..........   $     2,064    $    67,916    $       682
                                                     ===========    ===========    ===========

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

Depreciation on equipment, furniture and fixtures is provided on the straight-line method with asset lives of five to seven years for the assets placed in service. Depreciation expense for the quarter ended September 30, 1996 and the year ended December 31, 1995 was $0 and $25,107. Depreciation was not taken in this quarter because the majority of assets were liquidated at a significant loss.

Principles of Consolidation

The consolidated financial statements for the quarter ended September 30, 1996 and the year ended December 31, 1995 include the accounts of Channel i, Inc. and Channel i PLC. All significant intercompany transactions and account balances have been eliminated.

Research and Development Costs

Research and development costs are expensed as incurred.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated into United States dollars using the average rate of exchange in effect at September 30, 1996. Revenue and expense transaction gains and losses are recorded at the exchange rates prevailing at the time the transaction took place. Currency transaction gains and losses are included in general and administrative expenses.

Cash and Statement of Cash Flows.

For purposes of the Statement of Cash Flow, cash equivalents are defined as investments with maturaties of three months or less.

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

During the quarter ending June 30, 1996, the Company closed the offering of shares and issued 628,500 shares of common stock for the advances of $455,057 and $43,483. Also, 50,002 shares were canceled in April, 1996 because the relevant conditions of a performance agreement were not met. 100,000 shares were authorized to be issued to corporate counsel for services rendered.

Note 6: COMMITMENTS

As of September 30, 1996, the Company was obligated under a noncancelable lease for office space in Chicago, Illinois, which expired on December 31, 1995. The Company had entered into a sublease for the office space effective January to December 31, 1995. The Company has incurred aN unpaid rent liability of $8,838 less a refundable deposit of $5,500. As of September 30, 1996 the liability is owed.

Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. Channel i, PLC leases its office space at 109-110 The Chambers, Chelsea Harbour, London SW10 OGX. During April, 1996, PLC agreed with the lessor to relinquish all rights under the lease, including leasehold improvements, allowing the office to become rented out and all expenses, including past due rent to be withheld from the original security deposit. PLC does not owe any funds to the leasing agent or for any other lease agreements.

Rent expense charged to operations for the quarter ended September 30,1996 was $0. and for the year ended December 31, 1995 was $46,643.

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

Note: 7 INCOME TAXES

The Company incurred a profit for the quarter ended September 30, 1996 of $44,700 and a loss for the year ended December 31, 1996 of $316,312.

As of December 31, 1995 and 1994 the Company had a net operating loss carry forward of $1,338,318 and $1,022,001 which expire between the years 2005-2010.

NOTE: 8 GOING CONCERN

At June 30, 1996 and December 31, 1995, the Company has not generated revenues from operations but had generated revenue of $12,500 for the licensing and use of the name and logo. No additional capital was obtained during the quarter ending June 30,1996. Management plans to raise additional capital through stock sales to support further research and development costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 1996 and the year ended December 31, 1995. The Company's financial statements and the information contained detail that should be referred to in conjunction with the 10K report for the period ended December 31, 1995.

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

Common and Preferred Shares

     The Company's outstanding shares of Common Stock, par value $.001 per share ("Common Stock"), are traded under the symbol "CHLI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. As of September 30, 1996, there were 5,284,559 shares of common stock outstanding and no preferred stock had been issued.

Employees

     As of September 30, 1996, the Company had no full time employees and only employs consultants. The company intends to employ the officers as soon as it has the financial resources. The Company believes that its relationship with its consultants and officers is satisfactory. None of the Company's employees or consultants are covered by a collective bargaining agreement.

Property

     The Company owns no real estate or other income-producing properties. It leased approximately 800 square feet of office space in Chicago, Illinois at 20 No. Clark Street.. As of January 1, 1995, the Company ceased use of this office and subleased the same to a third party for $900 per month through the remaining term of the lease. As of January 1, 1996, the lease had expired and the Company has incurred an unpaid rent liability of $8,838 less a refundable deposit of $5,500. As of September 30, 1996, the liability is currently owed.

     Channel i, PLC, the Company's wholly owned subsidiary operating in the United Kingdom, owns no real estate or other income-producing properties. During the quarter ending September 30, 1996, PLC terminated the leases forfeiting its rights and leasehold improvements to a new tenant. All rent owing and other costs were deducted from the original lease deposit. The PLC currently does not owe any funds to the former leasing agents.

     During the quarter ending September 30,1996, the Company has forfeited leasehold improvements or sold equipment having a depreciated value of $37,484. Currently, the Company owns assets with a depreciated value of $19,076.

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

     There were no assurances that Logica will finalize a contract with LUL and if that does not happen, the liabilities owed to LUL and Barcrest would revert to the Company. Also, there are no assurances or guarantees that if the contract between Logica and LUL is signed, the contract would produce any revenue to the Company or that the Company would to be in a position to participate in any commercial application.

     As of the quarter ending September 30, 1996, the possibility of the contract being signed was remote due to negotiation breakdowns. LUL and Barcrest may make a claim against Channel i for the costs they incurred prior to the negotiations. The amount of potential liability is reflected in the financial statements as a contingent liability.

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

As of September 30, 1997 no claim was being pursued by TransEurope, but the possible of the liability exists and is reflected as a contingent liability on the financial statements

     The Company has suffered a significant financial loss of the funds paid for the Licensing Agreements, awarding of the defendants costs, and ongoing costs.

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

Management has signed a tentative licensing agreement on August ,1996 for the use of the name and logo to Sunburst, M.C., Ltd. a corporation incorporated under the laws of the Province of Ontario, Canada. The agreement specifies a cash payment for use of the name and logo for a period of 10 years for Canada and all French-speaking countries. The company received $12,500 this quarter as licensing fees.

Currently, the company has commenced negotiations with AXOM Management to merge an existing business into the company for exiting shares. A complete change in management is being contemplated upon the possible take over and possible merge. No assurances can be made that a new business will be put into the existing company. On January 22, 1997, the company made an anouncement that it had reached a tentative agreement to acquire 100% of Major Wireless and that the incoming management would be makeing 2 private placements. There can be no assurance that the negotatied merger will be finalized but the current management has attempting to create value into the company and has been personally funding the ongoing search.

Financial Items

     As of September 30, 1996, the Company had available cash of approximately $62,064 and current liabilities of $131,231. To date, the Company has not earned income from operations but has derived a licensing fee for the use of the name and logo. Accordingly, the Company will be unable, without additional financing, to fund its continued operations. The Company is actively pursuing additional financing through separate agreements with other investors or businessmen. However, there can be no assurance that such financing will be available to the Company, or if available, that it will be obtained timely. In this regard, the Company's auditors have issued a qualified opinion about the Company's ability to continue as a going concern.

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

It is anticipated that the majority of the funds for operations during fiscal year 1996 will be supplied by private placements of equity in the Company and from the fees generated from the licensing of the name and logo.. While the Company has been actively pursuing various private placement alternatives, it does not currently have such an offering in process and no assurance can be given that such an offering will be timely completed, if ever, to fund the Company's continued operations. The Company has no secured creditors, no debt financing has been established, and it is unlikely that such debt financing will be available to the Company in the near future.

Part II - Other Information

     none

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

          None

     b. Reports on Form 8K During this quarter

          None





                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Date: January 27, 1997
                                                  Channel i Inc.


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

                                        Date:  January 27, 1997
                                                  Channel i Inc.


                                                  By: /s/ Charlie Rodriguez
                                                  -------------------------
                                                  Charlie Rodriguez,
                                                  Chief Financial Officer