Form 10KSB
period 1996-12-31
CHANNEL I INC
filed 1997-05-06
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1996

                           Commission File No. 0-25680

                                 Channel i Inc.
                 (Name of small business issuer in its charter)

            NEVADA                                     33-0264030
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     700-555 West Hastings Street
 Vancouver, British Columbia, Canada                     V6B 4N5
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: 604-482-1211

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock par value $.001

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   x            NO____

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          YES   xx            NO____

 State issuer's revenues for its most recent fiscal year.  $21,500

         State the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 2,323,931 as of March 28, 1997 (based on the average bid and asked prices of such stock as of March 28, 1997 the last date for which such information was available).

         As of March 31, 1997, there were 7,477,559 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS

         PART I                                                           Page

Item 1   Business                                                           3

Item 2.  Description of Property                                            7

Item 3.  Legal Proceedings                                                  7

Item 4.  Submission of Matters to a Vote of Security Holders                 8


                                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            8

Item 6.  Management's Discussion and Analysis or Plan of Operation           9

Item 7.  Financial Statements                                                10

Item 8.  Changes in and Disagreements with Accountants on Accounting         10
         and Financial Disclosure

                                            PART III

Item 9.  Directors and Executive Officers , Promoters and Control  Persons,
         Compliance with Section 16(a) of the Exchange Act                   10

Item 10. Executive Compensation                                              12

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management                                             13

Item 12. Certain Relationships and Related Transactions                      13

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K                                    14

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

     Channel i Inc. ("Channel i" or the "Company"), formerly Athena Ventures, Inc., was incorporated under the laws of the State of Nevada on August 6, 1987. In October 1993, the Company changed its name to Channel i, Limited and then to Channel i, Inc. in January 1995. The Company's offices currently are located at 700-555 West Hastings Street, Vancouver V6B 4N5, British Columbia, Canada. It's telephone number is (604) 482-1211.

Forward Looking Statements

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate",
"expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

                                CURRENT BUSINESS

Overview

         During much of 1996, the Company was essentially moribund, lacking the capital to pursue the exploitation of its proprietary "Channel i" technology described below under "Discontinued Business." As the current year dawned, the Company found itself with debts it was unable to pay and with no cash, and no prospect of raising cash, in order to pursue any business or acquire a business. Moreover, the Company's officers and directors, being unable to move forward with any business plan of the Company and lacking access to cash for salaries or operating capital. As noted below, the Company determined in 1996 to discontinue all attempts to develop and exploit the "Channel i" technology and to discontinue all operations in England.

     On January 27, 1997, directors Ray Hoag and Jeremy Renton resigned and Robert G. Clarke and Walter J. K. Pickering were elected to the Board of Directors. Mr. Clarke was elected President and Mr. Pickering was elected Secretary of the Company.

Proposed Acquisition of Major Wireless

         The Board of Directors hopes to complete a restructuring of the Company in which the Company will issue its stock to acquire all of the issued and outstanding shares of capital stock of Major Wireless Communications Incorporated ("MCWI" or "Major Wireless"), a British Columbia, Canada, corporation organized in September 1996. Major Wireless is a development stage company with no revenues which has developed certain proprietary technologies as described below. Although no definitive agreement has yet been signed, the Company has reached a tentative agreement with Major Wireless on the terms of the proposed acquisition, and the Company expects to sign a definitive agreement regarding the acquisition before the 10th of May, 1997. The Company anticipates that it will issue convertible preferred stock in exchange for all of the outstanding capital stock of Major Wireless and that the preferred stock issued in the exchange will be convertible into an aggregate of 40,000,000 common shares of the Company.

         There can be no assurance that the proposed acquisition of Major Wireless will be completed, but the Company anticipates completing a binding, definitive agreement with Major Wireless and its four shareholders no later than May 10, 1997.

Business of Major Wireless

         Major Wireless was founded to design, develop, and distribute more effective, efficient and cost effective network communications between Internet users and Internet service providers (ISP's). The Company believes this objective can be achieved by combining and designing a variety of unique communication links between Internet users and ISPs. Major Wireless is a high technology start-up company with proprietary technologies at the stage of developing prototype communication units to thoroughly test the initial model. Major Wireless is subject to all of the risks inherent in a start-up company developing an unproven technology, and no assurance can be made that it will be successful. In particular, Major Wireless will be dependent upon the Company's ability to raise the necessary funds for research and development, manufacturing and operating capital. While the Company believes it can raise the funds needed, there can be no assurance that the funding will be available.

The Major Wireless WaveRiderTM Technology

         The Major Wireless WaveRiderTM communication technology under development utilizes spread spectrum modems as a cost effective, reliable alternative to local loops and dedicated lines provided by the existing public switched telephone network (PSTN). WaveRiderTM will provide a disaster-resistant communications link in the 902 to 928 MHz band. Spread spectrum initially was established for military purposes, as compared to wire and fiber optic cable which are susceptible to disruption due to a variety of reasons. The WaveRiderTM technology is resistant to jamming and interference, detection and interception and has the capability for encryption. Currently the Feveral Communications Commission (FCC) requires no license for the use of this means of communication in the 902 - 928 MHz band, so long as FCC guidelines are followed.

         The WaveRiderTM technology is being designed so that each 'customer' will have a unique serial number encrypted into the hardware component that is linked to the customer's computer. The unit will see only data addressed to itself. Through the use of a proprietary data packet format, each unit will transact with an access point only when requested to do so. Custom designed verification and encryption/decryption hardware and software ensures that each packet can only be read by its intended receiver.

         Communications signals can be greatly increased in bandwidth by factors of 10 to 10,000 by combining them with binary sequences using several techniques. Conventional signals such as narrow-band FM, SSB and CW are rejected, as are other spread-spectrum signals not bearing the desired coding sequence. The result is a type of private channel, one in which the only spread-spectrum signal using the same pseudo-noise sequence will be accepted by the end-user receiver.

         A beneficial effect of the signal spreading process is that the receiver can reject strong undesired signals, even those much stronger than the desired spread-spectrum signal power density. The spread-spectrum signal is below the noise floor of a conventional receiver and thus invisible to it, while it can clearly be received with a spread-spectrum receiver. The use of different binary sequences allows several spread-spectrum systems to operate independently of each other within the same band. This technology reduces the communication costs of an ISP and provides a customer with a more cost effective, more reliable and faster Internet access service (communication link).

Markets for the WaveRiderTM Technology

         Currently, market topology for Internet and network access may be broken down into three specific areas.

         I. low-speed home user access via analog telephone services;

     II. midrange end-user/small business access via ISDN or switch 56 services; and

     III. highspeed business and educational access supplied by fractional T1 over hyperstream/frame relay or ATM networks.

         Each of the above markets have their inherent problems. Virtually all dialup access currently is limited to a maximum of 33.6kbs. There are restrictions and bottlenecks imposed at the network access point due to issues such as limited dial-in services or compatibility- related problems between modems produced by different manufacturers. Midrange services via ISDN or similar circuits also display inherent problems due to limited provisions at the network access center, and in many cases, the cost of these circuits make them an unattractive option. Finally, highspeed business access via fractional T-1 lines has been primarily reserved for the ISP and larger corporations strictly due to the costs of engineering and maintaining these circuits.

         The WaveRiderTM technology lends itself to accommodate all three areas without changing the basic technology or structure of the network. Specifically, the WaveRiderTM technology offers solutions to meet every aspect of today's market, from low speed Internet access (33.6kbs) straight through to the equivalent of multiple T-1 lines, without changing the hardware involved. This allows Major Wireless to provide a flexible, upgradeable network where the end user, be it home user, small business, or large corporation, has the option to pick the "flavour" of network access best suited to the user's environment. Finally, due to the secure nature of the technology utilized, the WaveRiderTM technology permits Secure Private Virtual Networking services which other platforms cannot provide without the addition of expensive equipment.

Other Anticipated Changes

     The Board of Directors has, as permitted by Nevada law, approved a 1-for-5 reverse split of the Company's common stock, which will affect all issued and outstanding shares, as well as all outstanding options and warrants. This reverse split is not yet in effect. The Company also intends to seek a change in its corporate name to WaveRiderTM COMMUNICATIONS, INC.

Employees

         The Company currently has no full-time employees other than its officers. Once and assuming the Company's anticipated acquistion of Major Wireless is completed, the Company expects that Major Wireless will add full time employees knowledgeable in wireless communications technology, Internet access and services, engineers, marketing and sales persons and support staff. The Company and Major Wireless will use consultants and non-employee experts on an as-needed basis. The Company's future success will be substantially dependent on its ability to attract and retain highly qualified technical and managerial personnel for Major Wireless and the performance of such persons. Competition for such personnel is intense and there can be no assurance that Major Wireless will be able to attract and retain qualified technical and managerial personnel.

Subsidiaries

         The  Company  has   discontinued   all  operations  in  London  and  is
contemplating the sale of Channel i, PLC, its wholly owned subsidiary.

Sunburst M.C. Ltd. License Agreement

         In August 1996, The Company entered into a licensing agreement with Sunburst M.C. Ltd., a corporation incorporated under the laws of the Province of Ontario, Canada, permitting the use in Canada of the "Channel i" name and logo. The agreement specifies a cash payment for use of the name and logo for a period of 10 years for Canada and all French-speaking countries. The Company received a total of $20,000 during the third and fourth quarters of 1996 as licensing fees. This agreement is not expected to result in significant revenues to the Company in the future.

                              DISCONTINUED BUSINESS

         PRIOR ACQUISITION OF TECHNOLOGY. On November 4, 1993, the Company entered into an Agreement of Sale and Purchase, pursuant to which it issued 400,000 shares of its authorized but unissued common stock in exchange for all of the issued and outstanding shares of CHANNEL i PLC, a public limited company incorporated under the laws of England and Wales ("PLC"). This transaction resulted in PLC becoming a wholly owned subsidiary of the Company.

         The "Channel i" technology is an interactive communications and retail service developed by PLC that PLC proposed to make available through electronic point-of-purchase electronic machines (kiosks) in such locations as shopping centers, travel terminals, post offices, service stations, shops, hotels and restaurants. Each kiosk was intended to present a computer-managed program that looks and sounds like television, but allowing the user to quickly and comfortably navigate through the information offered on screen. A "touch" screen would enable the user to select a choice from the on-screen menu merely by touching the screen, enabling the user to select and buy products and services, paying for them on the spot in cash or by credit card.

         LONDON UNDERGROUND CONTRACT. On June 21, 1994, the Company entered into an agreement with the London Transport Authority's, London Underground Limited ("LUL") transit authority to install a minimum of 100 multimedia kiosks containing a router and advertising at selected, heavily trafficked stations. The Company's plan was to perform the operations in the United Kingdom through a wholly owned subsidiary, Channel i, Plc. The Plc was charged to establish an interactive multimedia kiosk network that would have provided consumers with convenient access to an array of products and services offered thereon. The Company expected to derive income from advertising, sponsorships, third party product sales, local retail and "special offer" services all processed through the kiosk network.

         Attempts had been made to raise the large capital sums that would have been required to implement the existing Company plan of providing a system of kiosks interlinked to a central processing unit. Because of limited financial resources , an agreement was entered into with an Irish software house in which they would design and provide the first five machines. The software for the router development was heavily behind schedule and work performed did not produce a system satisfactory to London Transport. To complete the contract on a timely basis and because of lack of adequate funding, an agreement was signed with Logica, a leading British software company to have them take over the contract. Logica agreed to assume the disputed liabilities owed the LUL and Barcrest in return for the transfer of the Company's rights to the contract and LUL signing a new contract with Logica. As of March 31, 1997, the contract between Logica and LUL has not been signed. The contract between LUL and the Company has expired, and the Company does not plan to pursue dealings with LUL.

         The Company was invoiced in 1996 for $41,830 ((pound)26,479.39) by the London Transport for work claimed to have performed by their employees and an additional $14,914 ((pound)9,439.83) for other work. Also, the Company was invoiced by Barcrest in 1996 for kiosk development work of $3,160 ((pound)1,974) allegedly performed. The Company disputes these invoices and does not believe the amount is owed. Other than rendering the invoices, no attempts have been made by LUL or Barcrest to collect the invoiced amounts.

         Although the Company still owns the "Channel i" technology, there are no current plans to further develop, exploit or otherwise utilize the technology. The Company will entertain offers to purchase, license or joint venture the technology, should any such offers be received. No such offers have been made. It is uncertain whether the technology has any commercial value, and the "Channel I" technology is not assigned any value on the balance sheet.

         TRANSEUROPE CONTRACTS. During 1995, the Company attempted to diversify into the newly deregulated and rapidly expanding European telecommunications industry. The Company believed that it had a strategic advantage due to the location of its subsidiary, Channel i Plc, in London, England, the main communications hub for transatlantic connections to North and South America. To this end, the Company began developing relationships with leading European Public Telephone and Telegraph Companies (PTT), their suppliers and competitors. The plan was to offer long-distance voice and facsimile services throughout Europe to North America through London.

         The Company developed a relationship with TransEurope Communications, Limited ("TransEurope"), a company that claimed to be a licensed PTT in Finland and claimed to have expertise in the industry, strong financial resources and significant business relationships with other international major PTTs. As a PTT, TransEurope represented to the Company that it had the lowest possible access cost to telephone call switching equipment, leased lines, and long distance resellers. Through a licensing agreement, the Company paid for and was granted an exclusive right to utilize TransEurope's services in the United States, Mexico, Canada and selected European countries. The license agreements with TransEurope proved to be unsatisfactory, and it is the Company's belief that TransEurope did not fulfill their written and verbal promises. TransEurope did not have the equipment, leased lines nor ongoing volume of business it claimed. Furthermore, the PTT license in Finland was in the name of a similar named company owned by other individuals.

         The Company later discovered that TransEurope had simultaneously granted an exclusive license for the United States to another company, Ace International Investments, Limited ("Ace"). Ace and the Company filed a joint lawsuit against TransEurope, as disclosed below under Item 3. The Company has discontinued all dealings with TransEurope and repudiated its TransEurope contracts. The Company does not believe it will recover any of the sums paid to TransEurope and does not at this time intend to pursue any recovery.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns no real estate or other properties. The current offices in Vancouver, British Columbia, are leased at less than $1,000 per month from a non-affiliated party. These offices are less than 500 square feet but the lease permits usage of conference room and other facilities as needed and are adequate for the Company's needs at its current level of activity. Upon completion of the Company's anticipated acquisition of Major Wireless, the Company intends to lease larger executive offices in the Vancouver area.

ITEM 3. LEGAL PROCEEDINGS


Lawsuit Against TransEurope Communications

     On November 13, 1995, the Company joined Ace International Investments, Ltd. ("ACE"), as co-plaintiffs in a lawsuit filed against TransEurope Communications Limited, an English company ("TransEurope"). The civil action, Channel i, Inc. & Ace International Investments Limited v. TransEurope Communications Limited and Another, was filed in the Central Office of the High Court of Justice Queen's Bench Division in London, England, Action No:
1995-A-No: 2371.

         The civil suit alleges that fraudulent acts and statements were made by the defendant, TransEurope, which induced the Company to pay $140,000 ((pound)90,000) in fees for telecommunications licenses and access to telephone equipment and intercontinental leased telephone lines. The Company was misled in believing that TransEurope was a licensed Public Telephone and Telegraph Company licensed by the country of Finland, was operating a telecommunications system throughout Europe and had important expertise, financial resources and business relationships, none of which was true. The Company had anticipated that its relationship with TransEurope, together with TransEurope's relationships with major telephone companies, would have enabled the Company to offer international telecommunication services, at rates that were competitive with those charged by other telecommunication service providers.

         ACE, the co-plaintiff, had also acquired the rights to offer telecommunication services in certain parts of the world from TransEurope. Although the Company had paid $140,000 ((pound)90,000) to acquire the right to offer telecommunications services within the United States, ACE asserted a competing claim to the same right and license and alleged misrepresentation by TransEurope. On September 12, 1995, a settlement agreement was reached between ACE and the Company pursuant to which, among other things, it was agreed that ACE would pay the Company out of the first revenues from active operations that it or any of its assignees received, and that a joint suit would be commenced against TransEurope. During the discovery phase of the civil action, it was learned that ACE was not a legal entity and as such could not enter into a civil suit. Defendant TransEurope filed a counter claim to eliminate ACE as a plaintiff and for defense costs and was awarded $8,000 ((pound)5,000) against the Company and ACE jointly. Defendant TransEurope has not made and is not expected to make any attempt to collect the $8,000 ((pound)5,000) award.

         The Company could pursue its civil claim against TransEurope by depositing with the court all estimated court costs and defendant's legal costs. Based on the Company's investigation, however, it appears that TransEurope does not have sufficient assets to satisfy a judgment, should the Company prevail on the merits in the civil action. In view of the costs to the Company of pursuing the civil action and any necessary appeals or related action, management has determined to abandon the action.


Securities and Exchange Commission Investigation

         The staff of the Securities and Exchange Commission ("SEC") in 1994 commenced a private investigation into, among other things, certain past equity offerings made by the Company. This is a civil, not a criminal, investigation. The current executive officers and directors of the Company had no involvement in the transactions which are the subject of the investigation. If the SEC staff concludes that the Company, or affiliated persons, violated United States securities laws, it is possible that the staff will recommend enforcement action to the SEC, which in that event might initiate one or more of several possible actions against the Company and such persons. The potential actions which could be taken include a civil action for damages or for injunctive or other relief, or the commencement of administrative proceedings by the Commission itself, against the Company and any affiliated individuals believed to have engaged in wrongdoing. the Company cannot at this time predict what action, if any, the SEC staff or the SEC itself may later take or what money damages or other relief it might seek, nor can the effect upon the Company be predicted. Based on facts known to management, however, the Company does not believe that it or any affiliated persons engaged in violations of United States laws or rules or regulations thereunder. The Company has cooperated and intends to continue to cooperate with the SEC staff in regard to this investigation, should its cooperation be requested. The Company has had no communication from the SEC staff for over a year and believes the investigation has, as a practical matter, ended, but no assurance exists that the SEC will not pursue the investigation or recommend enforcement action to the SEC.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the shareholders during 1996.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's common shares are quoted under the symbol "CHLI" on the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. ("NASD") and are traded in the non-Nasdaq segment of the United States over-the-counter market. The trading market in the Company's shares historically has been sporadic, and no active trading market has existed. The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated, as reported by the NASD. These prices are believed to be representative inter-dealer quotations, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred.



                                    1994 Bid                         1995 Bid                        1996 Bid
                                    --------                         --------                        --------
                              High            Low              High            Low             High             Low
                              ----            ---              ----            ---             ----             ---
First Quarter                $ 5.00          $3.13            $5.75           $2.00            $0.63           $0.38
Second Quarter               $ 5.75          $4.25            $6.50           $3.50            $0.42           $0.12
Third Quarter                $ 6.25          $5.00            $5.00           $0.50            $0.38           $0.06
Fourth Quarter               $ 5.25          $5.00            $0.63           $0.38            $0.38           $0.06


Holders

         The Company has approximately 860 shareholders of record as of March 31, 1997. This number does not include shareholders whose shares are held in street or nominee names.

Dividends

         The Company does not expect to pay a cash dividend on its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and cash requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Liquidity and Capital Resources

         The Company has funded its operations to date exclusively through the sale of shares and by cash advances and advances of expenses made by its officers. The Company raised minimal capital in 1996, all of which has been utilized. The Company does not at this time have a line of credit or similar credit facility available to it. As of December 31, 1996, the Company had accumulated a deficit of $2,597,199 and had available cash of approximately $1,809 and current liabilities of $131,841. To date, the Company has had scant revenues and has not earned income from operations. The report of the Company's independent auditors for the year ended December 31, 1996, expressed concern whether the Company will be able to continue as a going concern unless it begins to generate revenues or acquires a revenue-generating business.

         Subsequent to the 1996 year end, however, the Company conducted two offerings of securities in reliance upon Regulation S under the Securities Act of 1933 and raised a total of approximately $283,000 in equity capital from the sale of 1,785,000 shares of its common stock and from the sale of 298,125 shares of its Series A Voting Convertible Preferred Stock, each share of which is convertible into ten (10) shares of common stock. The Company has issued the following warrants:

     1. 7,140,000 Class A Common Stock Purchase Warrants, each entitling the holder to purchase one share of the Company's common stock until August 3, 1997, at a price of US$0.0625 per share.

     2. 2,981,250 Class B Common Stock Purchase Warrants, each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.085 per share.

     3. 2,981,250 Class C Common Stock Purchase Warrants, each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.105 per share.

     4. 2,981,250 Class D Common Stock Purchase Warrants, each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.125 per share.

         The Company would realize proceeds of approximately $1,385,000 if all Class A, Class B , Class C and Class D warrants are exercised. There can be no assurance, however, that all or any of such warrants will be exercised.

Results of Operations - 1996

         The Company realized an operating loss in 1996 of $121,776. The Company did not generate revenues from operations but generated revenue of $20,000 for the licensing and use of the "Channel i" name and logo in Canada. Activities during 1996 were principally limited to attempts to raise additional operating capital through stock sales and to acquire or generate a going business. During the year, the company paid out $77,227 in administrative costs and $31,913 in consulting fees. The Company received $43,484 in proceeds from an offering of its common shares commenced in 1995.

Results of Operations - 1995

         The Company realized an operating loss of $1,054,085 for the year ending December 31, 1995. The Company paid $470,865 in consulting fees in attempting to create the network for the kiosk system pursuant to an agreement between a subsidiary of the Company and the London Underground system to install interactive kiosks. During the year, $372,000 was paid out in in administrative costs and $107,000 in salaries. During the period August, 1995, to December 31, 1995, the Company realized proceeds in the amount of $455,105 from the sale of securities in a Regulation S offering to investors outside the United States.

Plan of Operation

         During the next 12 months the Company intends to complete its proposed acquisition of Major Wireless, raise additional capital for research and development, operations and overhead, and commence an aggressive marketing program of the Major Wireless WaveRiderTM technology. Should this acquisition not occur, the Company will seek another company or assets to acquire.

ITEM 7. FINANCIAL STATEMENTS

         The information required hereunder in this report as set forth in the "Index to Financial Statements on page F1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


Directors and Executive Officers

     At the December 15, 1995 Annual Meeting of the Shareholders, Messrs. Ray Hoag, Phil McGrane and Charlie Rodriguez, were elected to serve as directors for the Company. No annual meeting of the shareholders has been held since then, although current management plans to hold a shareholder meeting in the summer of 1997. At the Annual Meeting of the Board of Directors on January 22, 1996, Mr. Charlie Rodriguez was elected President and Chief Executive Officer. On January 22, 1996, Mr. Jeremy Renton and Mr. Robert Shipman were elected to serve on the Board of Directors, and Mr. Renton was elected Chairman. Mr. Robert Shipman resigned on June 3,1996.

         On January 27, 1997, directors Ray Hoag and Jeremy Renton resigned and Mr. Robert G. Clarke and Walter J. K. Pickering were elected to the Board of Directors. Mr. Clarke was elected President and Mr. Pickering was elected Secretary of the Company. The directors and executive officers as of March 31, 1997, of the Company and their ages and positions held in the Company are listed below. Each director will serve until the next annual meeting of stockholders, or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of the Board of Directors, subject to employment agreements. There are no family relationships between or among directors or executive officers.

   NAME                     AGE   POSITION

Robert G. Clarke           52    President and Chief Executive Officer; Director

Walter J. K. Pickering     47    Vice President, Director

Charlie Rodriguez          52    Director

Biographical Information

         The  following  describes  the  business  experience  of the  Company's
directors  and  executive   officers   including,   for  each  director,   other
directorships held in reporting companies and naming each Company.

         ROBERT G. CLARKE, age 52, is an experienced management professional who has worked with large multi-disciplinary consulting firms including (PA International, Peat Marwick Consulting Organization and more recently has operated his own consulting practice. With PA International, one of the largest international management consulting organizations, he completed management consulting assignments in New Zealand, Australia, Indonesia, Malaysia and Singapore. Assignments for Peat Marwick were carried out in Western Canada, the United States, Europe, Brazil and the Middle East. In 1982, following two years as a partner in a regional consulting firm, Mr. Clarke founded Axon Management, Inc. a management services firm focusing on new and emerging companies. Mr. Clarke's expertise in Public Financial Markets and Regulatory management has enabled him to prepare Business Assessment Reports and Business Plans for emerging companies and companies seeking public financing.

     WALTER J. K. PICKERING, age 47, has been the President of Tundra Technical Services, Ltd. and Corporate Information Group, Ltd since 1986. The companies are management consultants designing business strategies and marketing plans for emerging technologies. Recent projects have been for the National Research
Council, the Science Council of British Columbia, the University of British Columbia and engineering companies. Mr. Pickering currently completed various Market Assessment for Research and Technology (MART) studies for the Science Council of British Columbia on Systems and Equipment, Biotechnology and Environmental Technologies. Mr. Pickering also developed Strategic Business plans for various companies in the Environmental Industries, Computer Software and Hardware Development, and Consumer Products. Previously, Mr. Pickering was Principal and Chief Financial Officer of Procon Builders, Ltd.

         CHARLIE RODRIGUEZ, age 52, has served as the President and Chief Financial Officer of the Company since January 1996. Previously, Mr. Rodriguez was Treasurer of International Telcom Services, Inc. and its subsidiary, Bullet Cougar Golf, Inc., a leading manufacturer and distributor of golf equipment. He was a Director of Business Services at Thomas-Davis Medical Centers, a 190 physician clinic. Mr. Rodriguez created an infrastructure that enabled the clinic and all of its subsidiaries, including the second largest HMO in Arizona, to be sold for 660 million Dollars. As a past Director of the Tucson Business Coalition, a non profit entity consisting of over 300 small to medium businesses, he provided ongoing consultations to members on strategic planning, financing, taxation, corporate and employee benefits. As Chief Operating and Financial Officer for National Refuse Equipment, Inc. a $25 million dollar, multi-state steel fabrication company, Mr. Rodriguez's responsibilities included improving all operations inventory control, resource planning and pricing, negotiating and completing of all purchases and contract bids.

Compliance with Section 16(a) of the Exchange  Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes to the best of its knowledge that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 10. EXECUTIVE COMPENSATION

         The table below sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended December 31, 1996 of those persons who were, at December 31, 1996: (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company (the "Named Officers"):


                                            SUMMARY COMPENSATION TABLE

                                              Annual Compensation                                         Long-Term Compensation
                                              -------------------                                         ----------------------

Name and Principal Position            Year         Salary           Other Annual      Securities       LTIP Payouts     All  Other
                                                                     Compensation      Underlying                      Compensation
                                                                                      Stock Options

Phil McGrane, Director (now            1996          6,000                 -                - --                                -
resigned) (1)
Charlie Rodriguez, President,          1996             $0                 -             317,000                                -
Chief Executive Officer and
Director (2)
Jeremy Renton, Director (now           1996             $0                 -             250,000                                -
resigned) (3)                                                                             -
Dr. Ray Hoag, Vice President and       1996             $0                 -              50,000                                -
Director (now resigned) (4)


(1) Mr. McGrane's salary for the fiscal year ended December 31, 1996, was based on an annualized salary of $62,400. Mr. McGrane was not re-elected
     President by the Board of Directors. He resigned as a director and consultant of the Company effective January 24, 1996.

(2) Mr. Rodriguez became the Company's President and Chief Executive Officer on January 22, 1996. His full time salary for the fiscal year ended December 31, 1996, was based on an averaged annualized salary of $84,000. He was not paid any consulting fees for 1996 but was paid for 1995 fees in arrears.

(3) Mr. Renton resigned as a Director effective on January 27, 1997. Mr. Renton's salary for the fiscal year ended December 31, 1996, was based on an annualized salary of $64,260. He was not paid consulting fees for 1996 but was paid for 1995 fees in arrears.

(4) Dr. Hoag resigned as the Company's Vice President on February 2, 1996 and remained as a Director until January 27, 1997. He received no salary or consulting fees during 1996.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 7,477,559 common shares issued and outstanding as of such date, which number does not include any options or warrants.

                                                                     Amount of
   Name and Address of                                         Common Stock Owned       Percent of Common
   of Beneficial Owner                                             Beneficially         Stock Outstanding
   -------------------                                             ------------         -----------------

*Robert G. Clarke ................................................         -0-                 -0-
         1489 Marine Drive, Suite 616
         West Vancouver, B.C., Canada

*Walter J.K. Pickering ...........................................         -0-                 -0-
         8026 Modesto Drive
         Delta, B.C., Canada

*Charlie Rodriguez ...............................................     625,000                8.3 (1)
         1720 W. Placita de Santos
         Tucson, Arizona 85704

Richard Elliot-Square ............................................     387,499                5.2 (2)
         38 Thames Quay
         Chelsea Harbour
         London SW101PB England

         *All directors and executive
          officers (3 persons) ...................................     625,000               8.3%

(1) Includes 317,000 shares subject to unexercised options which are exercisable at any time until January 22, 2000.

(2)      Includes 193,812 shares standing in the name of Al Zahra International,
         Inc.,  the  beneficial   ownership  of  which  Mr.   Elliot-Square  has
         acknowledged to the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions, or series of transactions, for the fiscal year ended December 31, 1996, to which the Company is a party, in which the amount exceeds $60,000 and in which to the knowledge of the Company, any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest. Certain transactions occurring subsequent to the year end are discussed below.

         The Company had acquired $27,712 of office furniture and equipment necessary for use of its leased space and business operations. On February 2, 1997, the Company exchanged the remaining depreciable assets for past services rendered by the Mr. Jeremy Renton and Mr. Ray Hoag, former officers of the Company.

         On January 22, 1997, 308,000 shares of common stock were issued to Mr. Charlie Rodriguez, a director of the Company, in lieu of reimbursement for expenses incurred during 1996 and 1997 totaling $19,250. For services rendered as officers and directors, Mr Rodriguez was awarded options to purchase 317,000 shares of the Company, Mr. Ray Hoag was awarded options to purchase 50,000 shares of the Company, and Mr. Jeremy Renton was awarded options to purchase 250,000 shares of the Company, all at $0.0625 per share.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits. The exhibits below marked with an asterisk (*) are included with and filed as part of this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. References to the "Company" below mean Channel i Inc.

         Exhib.
          No.     Description

          3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 registration statement on Form S-18, File No. 33-25889-LA.

*         3.2     Bylaws of the Company

          3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8, 1993, incorporated by reference to Exhibit 3.3 to quarterly report on Form 10-QSB for the period ended September 30, 1994.

          3.4 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25, 1993, incorporated by reference to Exhibit 2(d) to registration statement on Form 8-A, File No. 0-25680.

          3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25, 1995, incorporated by reference to Exhibit 2(e) to registration statement on Form 8-A, File No. 0-25680.

* 3.6 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24, 1997.

          4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement on Form S-18, File No. 33-25889-LA.

*         4.2     Specimen Class A Common Stock Purchase Warrant Certificate

*         4.3     Specimen Class B Common Stock Purchase Warrant Certificate

*         4.4     Specimen Class C Common Stock Purchase Warrant Certificate

*         4.5     Specimen Class D Common Stock Purchase Warrant Certificate

*         4.6     Warrant Terms dated February 10, 1997, relating to the Class
                  A, Class B, Class C and Class D Common Stock Purchase Warrants

         10.1     1994  Employee  Stock   Compensation   Plan  of  the  Company,
                  incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the year ended December 31, 1994.

         10.2     1994   Compensatory   Stock   Option  Plan  of  the   Company,
                  incorporated by reference to Exhibit 10.02 to the Company's Form 10-KSB for the year ended December 31, 1994.

         10.3 Employment and Stock Option Agreement dated January 1, 1994, between the Company and Dr. Joel Burke, incorporated by reference to Exhibit 10.1 to the Company's Form 10-KSB for the year ended December 31, 1993.

         10.4 Employment and Stock Option Agreement dated January 1, 1994, between the Company and Dr. Ray Hoag, incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1993.

         10.5 Consulting and Stock Option Agreement dated January 1, 1994, between the Company and Al Zahra International, Inc., incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-KSB for the year ended December 31, 1993.

         10.6 Consulting and Stock Option Agreement dated July 4, 1994, between the Company and Philip McGrane, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 1994.

         10.7 Letter Agreement dated July 20, 1994, between the Company and Dr. Joel Burke, incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

         10.8 Letter Agreement dated July 20, 1994, between the Company and Dr. Ray Hoag, incorporated by reference to Exhibit 10.5 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

         10.9 Agreement for provision of Customer Information kiosks dated June 21, 1994, between the Company and London Underground
                  Limited, incorporated by reference to Exhibit 10.0 to the Company's quarterly report on Form 10-QSB for the period ended June 30, 1994.

         10.10 Cancellation Agreement dated February 24, 1995, between the Company and Dr. Joel Burke, incorporated by reference to
                  Exhibit 10.3 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

         10.11 Cancellation Agreement dated February 24, 1995, between the Company and Dr. Ray Hoag, incorporated by reference to Exhibit
                  10.6 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

         10.12 Employment Agreement dated November 1, 1994, between the Company and Charlie Rodriguez, incorporated by reference to
                  Exhibit 10.17 to the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

         10.13 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Poland, incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.14 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Slovakin, incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.15 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Mexico, incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.16 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Canada, incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.17 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Slovenia, incorporated by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.18 European Associate Agreement between the Company and TransEurope Communication Ltd. dated August 18, 1995, for the provision of voice and facsimile communication from the zone of Belgium, incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the year ended September 30, 1995.

         10.19 Letter of Understanding dated January 15, 1996, between the Company and J. Robert Shipman, incorporated by reference to
                  Exhibit 10.13 to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

*        10.20    Agreement dated February 2, 1997, between Ray Hoag and the
                  Company.

*        10.21    Agreement dated February 2, 1997, between C. Jeremy Renton and the Company.

*        10.22    Stock Option Agreement dated January 22, 1997,  between the
                  Company and Charlie Rodriguez.

*        10.23    Stock Option Agreement dated January 22, 1997, between the
                  Company and C. Jeremy Renton.

*        10.24    Stock Option  Agreement dated January 22, 1997,  between the
                  Company and Ray Hoag.


         (b)      Reports on Form 8-K.

         No reports on Form 8K were filed in the 4th quarter of 1996.

                                 CHANNEL i INC.

                              FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

                                TABLE OF CONTENTS


                                                                           Page

Independent Auditors' Report                                                 1

Balance Sheets                                                               2

Statements of Operations                                                     3

Statements of Cash Flows                                                     4

Statement of Stockholders' Equity                                        5 - 6

Notes to Financial Statements                                           7 - 11

                                               Johnson, Holscher & Company, P.C.
                                                    Certified Public Accountants
                                                            (Letterhead)


Stockholders and Board of Directors
Channel i Inc.


                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Channel i Inc., (formerly Channel i Limited and Athena Ventures, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Channel i PLC, a wholly-owned subsidiary, which statements reflect total assets of $130 and $66,593 as of December 31, 1996 and 1995, respectively, and total revenues of $0 for the years then ended. The December 31, 1996 statements were not audited. The December 31, 1995 statements were audited by other auditors, on a going concern basis using accounting principles generally accepted in England and Wales, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Channel i PLC, is based solely on the reports of the other auditors. The financial statements of Channel i Limited as of December 31, 1993 and the period from inception (August 6, 1987) to December 31, 1993, were audited by other auditors whose report dated March 31, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Channel i Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Johnson, Holscher & Company, P.C.
-------------------------------------
Johnson, Holscher & Company, P.C.

April 4, 1997




                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                  December 31,        December 31,
                                                                                     1996                1995
                                                                                  (Audited)           (Audited)
                                                                                  ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $      1,809        $     12,158
  Deposits                                                                               -               5,500
  Trade Name                                                                        22,189              22,189
  Other                                                                             (1,452)             28,726
                                                                                    ------              ------

    Total Current Assets                                                            22,546              68,573
                                                                                    ------              ------

EQUIPMENT
  Equipment and fixtures                                                            27,712              99,927
  Less accumulated depreciation                                                    (13,857)            (43,367)
                                                                                   -------             -------

    Net Equipment                                                                   13,855              56,560
                                                                                    ------              ------

OTHER
  Deferred tax asset, net of valuation allowance                                         -                   -
                                                                                    ------              ------
    Total Assets                                                              $     36,401        $    125,133
                                                                                    ======             =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                                    $     73,602            $104,904
  Accrued liabilities                                                               58,239              21,730
  Loan payable - Affiliate                                                               -               2,657
  Advance on sale of stock                                                               -             455,057
  Capitalized leases payable - current                                                   -               5,985
                                                                                    ------               -----

    Total Current Liabilities                                                      131,841            5901,333

LONG-TERM LIABILITIES
  Capitalized leases payable                                                             -               7,005
                                                                                    ------               -----

    Total Liabilities                                                              131,841             597,338
                                                                                   -------             -------

STOCKHOLDERS' EQUITY
  Preferred stock, $.00001 par value; authorized
    5,000,000 shares; issued and outstanding
    0 shares at December 31, 1996 and December 31, 1995                                  -                   -
  Common stock $. 001 par value; authorized
    50,000,000 shares; issued and outstanding
    5,184,559 and 4,606,061 shares at December 31, 1996 and
    December 31, 1995, respectively                                                  5,185               4,606
  Paid - in capital                                                              2,496,574           1,998,612
  Accumulated deficit through development stage                                 (2,597,199)         (2,475,423)
  Subscribed shares                                                                      -                   -
                                                                                   -------             -------
    Total Stockholders' Equity                                                     (95,440)           (472,205)
                                                                                   -------            --------

    Total Liabilities and Stockholders' Equity                                 $    36,401             125,133
                                                                                  ========             =======

    The accompanying notes are an integral part of the financial statements.







                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                                        Inception
                                                                                                                        (August 6,
                                                                          Year Ended December 31,                         1987) to
                                                                   ---------------------------------------              December 31,
                                                                   1996              1995             1994                  1996
                                                                   ----              ----             ----                  ----

REVENUES
  Administrative services                                        $20,000            $1,366             $3,938              $25,304
  Interest income                                                      -             8,405              4,702               14,452
  Other income                                                         -             3,812                 --                3,812
                                                                   -----             -----             ------                -----

    Total Revenues                                                20,000            13,583              8,640               43,568
                                                                  ------            ------              -----               ------

EXPENSES
  Salaries and benefits                                            1,239           107,859            201,300              327,706
  Professional fees                                               26,176            80,152            112,872              234,000
  Interest                                                             -             3,885              5,601                9,564
  Consulting fees                                                 31,913           470,865            348,345              938,624
  Research & development                                               -             7,800             77,898               85,698
  Administrative costs                                            77,227           372,000            442,679              977,318
  Depreciation                                                     5,221            25,107             35,521               67,857
                                                                   -----            ------             ------               ------

    Total Expenses                                               141,776         1,067,668          1,224,216            2,640,767
                                                                 -------         ---------          ---------            ---------

Net (Loss)                                                     $(121,776)      $(1,054,085)       $(1,215,576)         $(2,597,199)
                                                               =========       ===========        ===========          ===========


Income (Loss) per Share                                        $   (0.02)       $     (0.23)      $     (0.41)         $     (1.84)
                                                               =========          =========        ==========          ===========


Weighted Average Number of
Common Shares Outstanding                                      5,113,041          4,568,321         2,972,659            1,411,732
                                                               =========          =========         =========            =========








    The accompanying notes are an integral part of the financial statements.







                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                        Inception
                                                                                                                        (August 6,
                                                                            Year Ended December 31,                       1987) to
                                                                   ---------------------------------------              December 31,
                                                                   1996              1995             1994                  1996
                                                                   ----              ----             ----                  ----

  Net (loss)                                                    $(121,776)     $ (1,054,085)    $ (1,215,576)         $  (2,597,199)
  Adjustments to reconcile net (loss) to cash
    Depreciation                                                     5,221            25,107          35,521                 67,857
  Loss on sale of fixed assets                                       1,596            44,502           1,663                 77,761
    Changes 'in Assets and Liabilities
      Deposits                                                       5,500            10,000         (10,500)                     -
      Trade name                                                         -                 -         (22,189)               (22,199)
      Other assets                                                  30,178             6,101         (31,074)                 1,452
      Accounts payable                                             (31,302)           29,811          11,597                 81,102
      Accrued liabilities                                           36,509           (1,113)           1,928                 58,239
                                                                    ------           ------            -----                 ------

    Net Cash Flows Used for Operating Activities                   (44,074)        (939,677)      (1,228,630)            (2,332,977)
                                                                   -------         --------       ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                               -           (3,643)        (130,172)              (164,326)
  Organizational Costs                                                   -                -                -                 (1,035)
                                                                   -------          -------          -------                 ------

    Net Cash Flows Used for Investing Activities                         -           (3,643)        (130,172)              (165,361)
                                                                   -------           ------         --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Affiliate                                                   -                -                -                 12,456
  Payment of loans from Affiliate                                        -              (28)          (9,771)                (9,799)
  Proceeds from lease obligations                                        -                 -          42,449                 58,820
  Payments on lease obligations                                     (9,759)         (29,459)         (16,371)               (55,589)
  Advance on sale of stock                                               -          455,057                -                455,057
  Sale of stock, net of offering costs                              43,484          200,000        1,667,642              2,039,202
                                                                    ------          -------        ---------              ---------

    Net Cash Flows Provided by Financing Activities                 33,725          625,570        1,683,949              2,500,147
                                                                    ------          -------        ---------              ---------

Net increase in cash                                               (10,349)        (317,750)         325,147                  1,809

Cash and cash equivalents - Beginning of period                     12,158          329,908            4,761                      -
                                                                    ------          -------            -----                -------

Cash and cash equivalents - End of period                           $1,809          $12,158         $329,908             $    1,809
                                                                    ======          =======         ========             ==========


NON-CASH ACTIVITIES

60,800 shares of common stock have been issued for services performed since inception. During 1995, the Company gave equipment with a cost of $22,324 to a former director as compensation.



    The accompanying notes are an integral part of the financial statements.







                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                                   Deficit
                                                                                                 Accumulated
                                                      Common Stock                                  During
                                                   ------------------          Paid - in          Development
                                                   Shares      Amount           Capital              Stage           Total
                                                   ------      ------           -------              -----           -----

Issued to organizers of corporation
for cash ($.0025 per share)                     4,000,000      $4,000             6,000             $    -          10,000

Net income, August 6, 1987
  (inception) to December 31, 1987                      -           -                 -                 56              56

Balance, December 31, 1987                      4,000,000       4,000             6,000                 56          10,056

Issued to various stockholders for
  cash ($.0025 per share)                       2,100,000       2,100             3,150                  -           5,250

Issued for services performed
  ($.0025 per share)                              680,000         680             1,020                  -           1,700

Net loss, Year ended December 31,
  1988                                                  -           -                 -             (5,380)         (5,380)

Balance, December 31, 1988                      6,780,000       6,780            10,170             (5,324)         11,626

Public offering, November 10, 1989              2,008,000       2,008            48,192                  -          50,200

Deferred costs of public offering                       -           -           (28,574)                 -         (28,574)

Not loss, Year ended December 31,
  1989                                                  -           -                 -             (5,112)         (5,112)

Balance, December 31, 1989                      8,788,000       9,788            29,788            (10,436)         28,140

Offering costs                                          -           -           (10,500)                 -         (10,500)

Net loss, Year ended December 31,
  1990                                                  -           -                 -            (17,640)        (17,640)

Balance, December 31, 1990                      8,788,000       8,788            19,288            (28,076)              -

Net loss, Year ended December 31,
  1991                                                  -           -                 -                  -               -

Balance, December 31, 1991                      8,788,000       8,788            19,288            (28,076)              -

Net loss, Year ended December 31,
  1992                                                  -           -                 -                  -               -

Balance, December 31, 1992                      8,788,000       8,788            19,288            (28,076)              -


                                  (Continued)

    The accompanying notes are an integral part of the financial statements.






                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                                   (Continued)

                                                                                                       Deficit
                                                                                                     Accumulated
                                          Common Stock                                                  During
                                    ------------------           Subscribed        Paid - in           Development
                                    Shares      Amount             Shares           Capital              Stage           Total
                                    ------      ------            --------          -------              -----           -----
everse stock split of one
  share for 100 shares           (8,700,120)        (8,700)              -           8,700                 -              -

Issued shares for acquisition
  of Channel i PLC                  400,000            400               -           2,100                 -          2,500

Issued shares for services          800,000            800               -           4,200                 -          5,000

Subscribed shares                         -              -         100,000               -                 -        100,000

Net loss, Year ended
  December 3 1, 1993                      -              -               -               -          (177,686)      (177,686)
                                 ----------         ------          ------      ----------       -----------       --------
Balance, December 31,1993         1,287,880          1,288         100,000          34,288          (205,762)       (70,186)

Public Offering, February
  1994 ($.525 per share)            500,000            500               -         262,000                 -        262,500

Public Offering, August
  1994 ($.55 per share)           1,818,181          1,818               -         998,182                 -      1,000,000

Public Offering, November
  1994 ($.60 per share)             900,000            900                         504,242                 -        505,142

Subscribed Shares                         -              -        (100,000)              -                 -       (100,000)

Net loss, Year ended
  December 31, 1994                       -              -               -               -        (1,215,576)    (1,215,576)
                                 ----------         ------          ------      ----------       -----------       --------
Balance. December 31, 1994        4,506,061          4,506               -       1,798,712        (1,421,338)       381,880

Public Offering, April, 1995
  ($2.00 per share)                 100,000            100               -         199,900                 -        200,000

Net loss, Year ended
  December 31, 1995                       -              -               -               -        (1,054,085)    (1,054,085)
                                 ----------         ------          ------      ----------       -----------       --------
Balance, December 31, 1995        4,606,061          4,606               -       1,998,612        (2,475,423)      (472,205)

Cancellation of shares             (50,002)           (50)               -               -                 -            (50)

Public Offering, February, 1996
  ($2.50 per share)                 140,000            140               -         349,860                 -        350,000
  ($.28 per share)                  484,000            484               -         134,607                 -        135,091
  ($3,00 Per share)                   4,500              5               -          13,495                 -         13,500

Net loss, Year ended
  December 31, 1996                       -              -               -               -          (121,776)      (121,776)
                                 ----------         ------          ------      ----------       -----------       --------

Balance, December 31, 1996       $5,184,559         $5,185          $    -      $2,496,574       $(2,597,199)       (95,440)
                                 ==========         ======          ======      ==========       ===========        =======


    The accompanying notes are an integral part of the financial statements.

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Channel i Inc. (formerly Channel i Limited and Athena Ventures, Inc.) (the Company) was incorporated on August 6, 1987 under the laws of the State of Nevada. The Company is a development stage company. On November 4, 1993, the Company acquired 100 percent of the issued and outstanding shares of Channel i PLC (PLC), a public limited company incorporated under the laws of England and Wales which resulted in PLC being a wholly owned subsidiary of the Company.

                  Basis of Accounting

                  The Company utilizes the accrual basis of accounting. PLC financial statements have been prepared using accounting principles generally accepted in England and Wales.

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Equipment

                  Depreciation on equipment, furniture and fixtures is provided on the straight-line method with asset lives of five to seven years for the assets placed in service. Depreciation expense for the years ended December 31, 1996 and 1995 was $5,221 and $25,107, respectively.

                  Principles of Consolidation

                  The consolidated financial statements for the years ended December 31, 1996 and 1995 include the accounts of Channel i Inc. and Channel i PLC. All significant intercompany transactions and account balances have been eliminated.

                  Research and Development Costs

                  Research and development costs are expensed as incurred.

                  Foreign Currency Translation

                  Assets and liabilities denominated in foreign currencies are translated into United States dollars using the average rate of exchange in effect at December 31, 1996 and 1995.

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Foreign Currency Translation (Continued)

                  Revenue and expense transaction gains and losses are recorded at the exchange rates prevailing at the time the transaction took place. Currency transaction gains and losses are included in general and administrative expenses.

                  Cash Equivalents

                  For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with maturities of three months or less.

NOTE 2:           ACQUISITION

                  On November 4, 1993, the Company acquired 100 percent of the 1,000,000 shares of common stock outstanding of PLC in exchange for the Company issuing 400,000 shares of common stock valued at $2,500. The transaction was accounted for as a purchase under Accounting Principles Board Opinion No. 16. As part of the transaction, the parties agreed to place the 400,000 shares of common stock into an escrow account, whereby the escrowed shares would be released over a period of time based upon performance. During 1994, 349,998 of the escrowed shares were released. The remaining 50,002 shares were canceled in 1996 because the relevant conditions of the escrow agreement were not met.

NOTE 3:           LOAN PAYABLE - AFFILIATE

                  Loan Payable - Affiliate represents the amount of unsecured loans outstanding to the directors of PLC. As of December 31, 1996 and 1995, loans payable totaled $0 and $2,657, respectively.

NOTE 4:           CAPITALIZED LEASES PAYABLE

                  At December 31, 1995, PLC had the following capitalized lease obligations:

                                                             1995
                  Total leases payable                     $12,990
                  Less current maturities                    5,985
                  Long-term portion                        $ 7,005

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



NOTE 5:           STOCKHOLDERS' EQUITY

                  Common Stock

                  On November 4, 1993, the Company issued 800,000 shares of common stock valued at $5,000 to officers for prior services.

                  On November 15, 1993, the Company entered into a private placement agreement to raise at least $250,000 through the sale of 500,000 shares of its common stock.

                  During the year ended December 31, 1994, the Company issued 3,218,181 shares of common stock through three private placements in exchange for $1,667,642, net of issuance costs of $34,858.

                  During the year ended December 31, 1995, the Company raised $200,000 through a private placement of 100,000 shares of its common stock. In addition, cash was received in advance of stock sales totaling $455,057.

                  During the year ended December 31, 1996, the Company raised $43,484, in addition to the previous advance, through a private placement of 628,500 shares of its common stock.

                  Preferred Stock

                  In December, 1994, the Company authorized for issuance 5,000,000 shares of 9% Cumulative Convertible Preferred Stock. At December 31, 1996 and 1995, no preferred shares were issued.

NOTE 6:           COMMITMENTS

                  Leases

                  The Company was obligated under a non-cancelable operating lease for office space which expired December 31, 1995. Under this lease, the Company was responsible for base rental payments of $6,714 plus certain other basic costs for the year ended December 31, 1995. The Company entered into a sublease agreement for this office space effective January 1, 1995 to December 31, 1995 for monthly payments of $900.

                  In addition, the Company entered into an operating lease for office and lodging space which expired November 14, 1995.

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



NOTE 6:           COMMITMENTS (Continued)

                  Leases (Continued)

                  Rent  expense  charged  to  operations  for  the  years  ended
                  December   31,   1996  and  1995  was  $8,402   and   $46,643,
                  respectively.

                  Agreements

                  The Company has entered into employment and consulting agreements with various parties. Under these agreements, the parties currently own options to purchase 967,000 shares of the Company's common stock at $.0625 per share. Option shares are exercisable until January 22, 2000. In addition, in January and February, 1997, the Company issued 408,000 shares of common stock for services rendered.

                  Stock Sales

                  In February, 1997, the Company offered for sale 1,785,000 shares of common stock units, with four warrants attached and 596,250 preferred stock units, with three common stock warrants attached.

NOTE 7:           INCOME TAXES

                    Channel i Inc. incurred an operating loss for the years ended December 31, 1996 and 1995 of $121,776 and $316,312, respectively. During the year ended December 31, 1993, the Company adopted FASB No. 109.

                  As of December 31, 1996 and 1995, the Company had net operating loss carryforwards of $1,460,089 and $1,338,313, respectively, which expire between the years 2005 - 2011. The deferred tax assets resulting from these carryforwards were as follows:

                                                         1996             1995
                  Deferred tax assets                  $481,829        $441,643
                  Less valuation of net assets         (481,829)       (441,643)
                                                       $      -        $      -

                                 CHANNEL i INC.
                          (Formerly Channel i Limited)
                          Notes to Financial Statements
                           December 31, 1996 and 1995



NOTE 8:           GOING CONCERN AND DISCONTINUED OPERATIONS

                  At December 31, 1996 and 1995, the Company has not generated revenues from operations. Management plans to merge the remaining assets with an existing company during 1997.

                  During 1997, management is discontinuing the operations of Channel i PLC, a wholly owned English subsidiary. No assets or gains are anticipated to be realized from the discontinued operations.

Exhibit 3.6
                                     BYLAWS
                                       of
                                 CHANNEL i INC.

                                    ARTICLE I
                                     General

         1.01 Applicability. These Bylaws provide rules for conducting the business of this corporation (the "Company"). Every shareholder and person who subsequently becomes a shareholder, the Board of Directors, Committees and Officers of the Company shall comply with these Bylaws, as amended from time to time. All bylaws and resolutions heretofore adopted by the Board of Directors are hereby repealed, to the extent in conflict with the provisions of these Bylaws.

         1.02 Offices. The principal office of the Company shall be selected by the Board of Directors from time to time and may be within or without the State of Nevada. The Company may have such other offices, within or without the State of Nevada, as the Board of Directors may, from time to time, determine. The registered office of the Company required by the General Corporation Law of Nevada to be maintained in Nevada may be, but need not be, identical with the principal office if in Nevada, and the address of the registered office may be changed from time to time by the Board of Directors.

         1.03 Definition of Terms. Terms defined in the Company's Certifcate of Incorporation, as amended and restated from time to time (the "Charter"), shall have the same meanings when used in these Bylaws.

                                   ARTICLE II
                               Stock Certificates

         2.01 Stock Certificates. The shares of the Company's capital stock shall be represented by consecutively numbered certificates signed by the President or a Vice President and the Secretary or Assistant Secretary of the Company, and sealed with the seal of the Company, or a facsimile thereof. If certificates are signed by a transfer agent and registrar other than the Company or an employee thereof, the signatures of the officers of the Company may be facsimile. In case any officer who has signed (by real or facsimile signature) a certificate shall have ceased to hold such office before the certificate is issued, it may be issued by the Company with the same effect as if he continued to hold such office on the date of issue. Each certificate representing shares shall state upon the face thereof: (i) that the Company is organized under the laws of the State of Nevada; (ii) the name of the person to whom issued; (iii) the number, class and series (if any) of shares which such certificate represents; and (iv) the par value, if any, of the shares represented by such certificate, or a statement that the shares have no par value.

         If any class or series of shares is subject to special powers, designations, preferences or relative, participating or other special rights, then such (together with all qualifications, limitations or restrictions of such preferences or rights) shall be set forth in full or summarized on the certificate representing such class or series. Moreover, each certificate shall state that the Company will furnish, without charge, to the registered holder of the shares represented by such certificate who so requests a statement setting forth such information in full. Each certificate also shall set forth restrictions upon transfer, if any, or a reference thereto, as shall be adopted by the Board of Directors or by the shareholders, or as may be contained in this
Article II. Any shares issued without registration under the Securities Act of 1933, as amended, shall bear a legend restricting transfer unless such shares are registered under such act or an exemption from registration is available for a proposed transfer.

         2.02 Consideration for Shares. Shares of the Company shall be issued, and treasury shares may be disposed of, for such consideration or considerations as shall be fixed from time to time by the Board of Directors. No shares shall be issued for less than the par value thereof. The consideration for the issuance of shares may be paid, in whole or in part, in money, in other property, tangible or intangible, or in labor or services actually performed for the Company, or as permitted in the Charter.

         2.03 Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Company alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, and the Board of Directors when authorizing such issue of a new certificate or certificates may in its discretion, and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates or his legal representative to advertise the same in such manner as it shall require, and/or furnish to the Company a bond in such sum as it may direct, as indemnity against any claim that may be made against the Company. Except as hereinabove in this section provided, no new certificate or certificates evidencing shares of stock shall be issued unless and until the old certificate or certificates, in lieu of which the new certificate or certificates are issued, shall be surrendered for cancellation.

         2.04 Registered Holder as Owner. The Company shall be entitled to treat the registered holder of any shares of the Company as the owner of such shares, and shall not be bound to recognize any equitable or other claim to, or interest in, such shares or rights deriving from such shares, unless and until such purchaser, assignee, transferee or other person becomes the registered holder of such shares, whether or not the Company shall have either actual or constructive notice of the interests of such purchaser, assignee, or transferee or other person. The purchaser, assignee, or transferee of any of the shares of the Company shall not be entitled: to receive notice of the meetings of the shareholders; to vote at such meetings; to examine a list of the shareholders; to be paid dividends or other sums payable to shareholders; or to own, enjoy and exercise any other property or rights deriving from such shares against the Company, until such purchaser, assignee, or transferee has become the registered holder of such shares.

         2.05 Reversions. Cash, property or share dividends, shares issuable to shareholders in connection with a reclassification of stock, and the redemption price of redeemed shares, which are not claimed by the shareholders entitled thereto within TWO years after the dividend or redemption price became payable or the shares became issuable, despite reasonable efforts by the Company to pay the dividend or redemption price or deliver the certificate(s) for the shares to such shareholders within such time shall, at the expiration of such time, revert in full ownership to the Company, and the Company's obligation to pay any such dividend or redemption price or issue such shares, as the case may be, shall thereupon cease; provided, that the Board of Directors may at any time and for any reason satisfactory to it, but need not, authorize (i) payment of the amount of cash or property dividend or (ii) issuance of any shares, ownership of which has reverted to the Company pursuant to this Section of Article II, to the person or entity who or which would be entitled thereto had such reversion not occurred.

         2.06 Returned Certificates. All certificates for shares changed or returned to the Company for transfer shall be marked by the Secretary
"CANCELLED," with the date of cancellation, and the transaction shall be immediately recorded in the certificate book opposite the memorandum of their issue. The returned certificate may be inserted in the certificate book.

         2.07 Transfer of Shares. Upon surrender to the Company or to a transfer agent of the Company of a certificate of stock endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and such documentary stamps as may be required by law, it shall be the duty of the Company to issue a new certificate, upon payment by the transferee of such nominal charge therefor as the Company or its transfer agent may impose. Each such transfer of stock shall be entered on the stock book of the Company. Respecting any securities issued in reliance upon Rule 903 of Regulation S of the Securities and Exchange Commission at any time when the Company is not a "reporting issuer" as defined in Regulation S, no transfer of such securities shall be registered unless made in accordance with the provisions of Regulation
S. At any time when the Company has appointed a transfer agent for its shares, the remainder of this paragraph shall apply. A transfer of shares evidenced by a certificate bearing a standard form of legend which restricts transfer of the shares (except in the event of registration or the availability of an exemption under the Securities Act of 1933) shall not require the Company's consent if the shares to be sold are proposed to be sold in compliance with either Rule 144, Rule 701 or Rule 904 of Regulation S of the Securities and Exchange Commission and the transfer is accompanied by an opinion of counsel (which need not be the Company's counsel) which states that the proposed transfer will comply with the applicable rule or regulation being relied upon for transfer. In view of potential liability to the Company and its officers and directors for interfering without firm and clear legal grounds in the making of, or delaying, any sale of the Company's shares pursuant to Rules 144, 701 or 904, it is declared to be the Company's policy not to interfere with or hinder any transfer proposed to be made pursuant to any of such rules, if accompanied by an opinion of counsel satisfactory to the Company and its counsel in light of surrounding facts.

         2.08 Transfer Agent. The Board of Directors shall have power to appoint one or more transfer agents and registrars for the transfer and registration of certificates of stock of any class, and may require that stock certificates shall be countersigned and registered by one or more of such transfer agents and registrars. Any powers or duties with respect to the transfer and registration of certificates may be delegated to the transfer agent and registrar.

                                   ARTICLE III
                          Meetings of the Shareholders

         3.01 Annual Meeting. The annual meeting of the shareholders shall be held between the 90th and 180th day after the tax year end, at such date and time and at such place, within or without the State of Nevada, as is designated from time to time by the Board of Directors and stated in the notice of the meeting. At each annual meeting the shareholders shall elect a Board of Directors in accordance with the Charter and shall transact such other business as may properly be brought before the meeting.

         3.02 Special Meetings. Unless otherwise proscribed by law, the Charter or these Bylaws, special meetings of the shareholders may be called by the Chairman of the Board, the President, or a majority of the Board of Directors. The President shall call a special meeting upon the Secretary's receipt of written demand therefor by the holders of not less than ten percent (10%) of the total voting power. Requests for special meetings shall state the purpose or purposes of the proposed meeting.

         3.03 Notice of Meetings. Except as otherwise provided by law, the Charter or these Bylaws, written notice of any annual or special meeting of the shareholders shall state the place, date, and time thereof and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given to each shareholder of record entitled to vote at such meeting not fewer than 10 nor more than 60 days prior to the meeting by any means permitted in Section 8.01 hereof. No business other than that specified in the notice of a special meeting shall be transacted at any such special meeting.

         3.04 Record Date. In order that the Company may determine shareholders of record who are entitled (i) to notice of or to vote at any shareholders meeting or adjournment thereof, (ii) to express written consent to corporate action in lieu of a meeting, (iii) to receive payment of any dividend or other distribution, or (iv) to allotment of any rights or to exercise any rights in respect of any change, conversion or exchange of stock, or in order that the Company may make a determination of shareholders of record for any other lawful purpose, the Board of Directors may fix in advance a date as the record date for any such determination. Such date shall not be more than 60 days, and in case of a meeting of shareholders, not less than 10 days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken, and in no event may the record date precede the date upon which the Directors adopt a resolution fixing the record date.

         If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is given (as defined in Section 8.01 hereof) or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of the shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this Section such determination shall apply to any adjournment thereof, unless the Board of Directors fixes a new record date for the adjournment. The record date for determining shareholders entitled to consent to corporate actions without a meeting shall be fixed as provided in Section 3.12 hereof.

         3.05 Voting List. At least 10 days but nor more than 60 days before any meeting of shareholders, the officer or transfer agent in charge of the Company's stock transfer books shall prepare a complete alphabetical list of the shareholders entitled to vote at such meeting, which list shows the address of each shareholder and the number of shares registered in his or her name. The list so prepared shall be maintained at the corporate offices of the Company and shall be open to inspection by any shareholder, for any purpose germane to the meeting, at any time during usual business hours during a period of no fewer than 10 days prior to the meeting. The list shall also be produced and kept open at any shareholders meeting and, except as otherwise provided by law, may be inspected by any shareholder or proxy of a shareholder who is present in person at the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine the list of shareholders and to vote at any meeting of shareholders.

         3.06 Quorum; Adjournments. (a) The holders of a majority of the total voting power at any shareholders meeting present in person or by proxy shall be necessary to and shall constitute a quorum for the transaction of business at all shareholders meetings, except as otherwise provided by law or by the Articles.

         (b) If a quorum is not present in person or by proxy at any shareholders meeting, a majority of the voting shares present or represented shall have the power to adjourn the meeting from time to time to the same or another place within 30 days thereof and no further notice of such adjourned meeting need be given if the time and place thereof are announced at the meeting at which the adjournment is taken.

         (c) Even if a quorum is present in person or by proxy at any shareholders meeting, a majority of the voting shares present or represented shall have the power to adjourn the meeting from time to time, for good cause, without notice of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjourment is taken, until a new date which is not more than 30 days after the date of the original meeting.

         (d) Any business which might have been transacted at a shareholders meeting as originally called may be transacted at any meeting held after adjournment as provided in this Section 3.06 at which reconvened meeting a quorum is present in person or by proxy. Anything in paragraph (b) of this Section to the contrary notwithstanding, if an adjournment is for more than 30 days, or if after an adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each shareholder of record entitled to vote thereat.

         (e) The shareholders present at a duly called meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

         3.07 Proxies. At all meetings of shareholders, a shareholder may vote by proxy, executed in writing by the shareholder or by his duly authorized attorney in fact. Any proxyholder shall be authorized to sign, on the shareholder's behalf, any written consent for shareholder action taken in lieu of a meeting. Such proxy shall be filed with the Secretary of the Company before or at the time of the meeting. No proxy shall be valid after the expiration of six (6) months from the date of its execution, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed three (3) years from the date of its execution.

         3.08 Voting of Shares. At any shareholders meeting every shareholder having the right to vote shall be entitled to vote in person or by proxy. Except as otherwise provided by law, by the Articles or in the Board resolution authorizing the issuance of shares, each shareholder of record shall be entitled to one vote (on each matter submitted to a vote) for each share of capital stock registered in his, her or its name on the Company's books. Except as otherwise provided by law or by the Articles, all matters submitted to the shareholders for approval shall be determined by a majority of the votes cast (not counting abstentions) at a legal meeting commenced with a quorum.

         3.09 Voting of Shares by Certain Holders. Neither treasury shares, nor shares of its own stock held by the Company in a fiduciary capacity, nor shares held by another corporation if the majority of the shares entitled to vote for the election of directors of such other corporation is held by the Company, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time.

         Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such corporation may determine.

         Shares held by an administrator, executor, personal representative, guardian, or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

         Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so be contained in an appropriate order of the court by which such receiver was appointed.

         A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

         3.10 Chairman. The Chairman of the Board of Directors of the Company, if there is one, or in his absence, the President, shall act as chairman at all meetings of shareholders.

         3.11 Manner of Shareholder Voting. Voting at any shareholders' meeting shall be oral or by show of hands; provided, however, that voting shall be by written ballot if such demand is made by any shareholder present in person or by proxy and entitled to vote.

         3.12 Informal Action by Shareholders; Record Date. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by a majority of the total voting power; provided, that where an action requires a greater proportion of the total voting power, then the consent shall be signed by such greater proportion. No written consent will be effective unless written consents, signed by a sufficient proportion of shareholders to take action, are delivered to the Company within sixty (60) days of the date of the earliest such consent. Such consent shall have the same force and effect as a vote of the shareholders, and may be stated as such in any document filed with the Secretary of State of Nevada under the General Corporation Law of Nevada. Prompt notice of such action by written consent of less than all shareholders entitled to vote shall be given to all shareholders who have not consented in writing to the action taken.

         The record date for determining shareholders entitled to consent to corporate actions in writing without a meeting (the "consent record date") shall not precede, and shall not be more than ten (10) days after, the date upon which the resolution fixing the record date was adopted. However, if no consent record date is fixed, the consent record date shall be, respectively, (i) if prior action by the Board of Directors is required under the General Corporation Law of Nevada for the consent to be validly taken, the close of business on the day on which the Board of Directors adopts the resolution taking such prior action; and (ii) if prior action by the Board of Directors is not required, the first date on which a properly signed and dated consent setting forth the action taken or proposed to be taken is delivered as required above.

         3.13 Presiding Officers; Order of Business. (a) Shareholders meetings shall be presided over by the Chairman of the Board; or if the Chairman (and Vice Chairman) is not present, by the President; or if the President is not present, by a Vice President; or if a Vice President is not present, by such person chosen by the Board of Directors; or if none, by a chairperson to be chosen at the meeting by shareholders present in person or by proxy who own a majority of the voting power present. The Secretary of a shareholders meeting shall be the Secretary of the Company; or if the Secretary is not present, an Assistant Secretary; or if an Assistant Secretary is not present, such person as may be chosen by the Board of Directors; or if none, by such person who is chosen by the chairperson at the meeting.

         (b) The following order of business, unless otherwise ordered at the shareholders meeting by the chairperson thereof, shall be observed as far as practicable and consistent with the purposes of the meeting:

         1.       Calling of the shareholders' meeting to order.

         2. Presentation of proof of mailing of the notice of the meeting and, if a special meeting, the call thereof.

         3.       Presentation of proxies.

         4.       Determination and announcement that a quorum is present.

         5. Reading and approval (or waiver thereof) of the minutes of the previous meeting of shareholders.

         6.       Reports, if any, of officers.

         7. Election of directors, if the meeting is an annual meeting or a meeting called for such purpose.

         8. Consideration of the specific purpose or purposes for which the meeting has been called, other than election of directors.

         9. Transaction of such other business as may properly come before the meeting.

         10.      Adjournment.

         3.14 Annual Report. The President of the Company shall prepare an annual report which will set forth a statement of affairs of the Company as of the end of its last fiscal year, including a balance sheet, an income statement and a statement of changes in financial position, which need not be audited, and present them at the annual meeting of shareholders. Failure to prepare or present an annual report shall not affect the validity of any shareholder meeting. No such report need be prepared or presented for any fiscal year in which the Company was inactive. This Section shall not apply as to any fiscal year if the Company (i) was at the year end subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and subsequently furnishes to the shareholders an annual report or report on Form 10-K under such Act covering such fiscal year, or (ii) furnishes to shareholders an Information Statement which conforms to the requirements of Rule 15c2-11 of the Securities and Exchange Commission.

                                   ARTICLE IV
                         Directors, Powers and Meetings

         4.01 General Powers. All corporate powers shall be exercised, and the Company's business and affairs shall be managed, by or under the authority of its Board of Directors, except as otherwise provided in the General Corporation Law of Nevada or the Charter.

         4.02 Number, Tenure and Qualifications. The Company's Board of Directors shall consist of not less than three (3) and not more than seven (7) Directors, as resolved from time to time by the Board of Directors. If such number is not so fixed, the Company shall have THREE Directors, except that if the Company at any time has less than three shareholders of record, there need only be as many Directors as there are shareholders. Directors shall be elected at each annual meeting of shareholders, except as otherwise provided below. Each Director shall hold office until the next annual meeting of shareholders and thereafter until his successor shall have been elected and duly qualified. Directors need not be residents of Nevada or shareholders of the Company. Directors shall be elected by plurality vote. At least one-fourth in number of the Directors must be elected annually. No decrease in the number of Directors shall shorten the term of any incumbent Director.

         4.03 Vacancies; Resignation. (a) Any vacancy occurring in the Board of Directors, except resulting from an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director. A Director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of Directors shall be filled by the affirmative vote of a majority of the entire board or by a majority of the total voting power at any annual meeting or at a special meeting of shareholders called for that purpose, or by means of written shareholder consents taken in lieu of a meeting. Every director chosen to fill a vacancy as provided in this Section shall hold office until the next annual meeting of shareholders or until his successor has been elected and qualified.

         (b) Any Director may resign at any time by giving written notice to the Board, the Chairman of the Board, the President or the Secretary of the Company. Unless otherwise specified in such written notice, a resignation shall take effect upon delivery to the Board or the designated officer. A resignation need not be accepted in order for it to be effective.

         4.04 Removal of Directors. Any Director may be removed only by the shareholders in the manner provided in the Company's Charter and, if no such provision appears therein, then as provided by law. Such action may be taken at any special meeting called for that purpose or by means of written shareholder consents. In case any vacancy so created shall not be filled by the shareholders at such meeting or in the written consent effecting removal, such vacancy may be filled by a majority of the Board of Directors.

         4.05 Place of Meetings. The Board of Directors may hold both regular and special meetings either within or without the State of Nevada, at such place as the Board of Directors from time to time deems advisable.

         4.06 Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than these Bylaws immediately after and at the same place as the annual meeting of shareholders. The Board of Directors may provide by resolution the time and place for the holding of additional regular meetings without other notice than such resolution; provided, that any Director not present when any such resolution is passed is given notice of the resolution.

         4.07 Special Meetings. A special meeting of the Board of Directors shall be held without other notice than these Bylaws immediately after and at the same place as every special meeting of shareholders. Special meetings of the Board of Directors also may be called by or at the request of the Chairman of the Board, the President, or any two Directors upon two days' notice to each director if such notice is delivered personally or sent by telegram, or upon five days' notice if sent by mail.

         4.08 Telephonic Meetings. One or more members of the Board of Directors or any committee designated by the Board may participate in a meeting of the Board of Directors or committee by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear one another at the same time. Such participation shall constitute presence in person at the meeting. All participants in any meeting of Directors, by virtue of their participation and without further action on their part, shall be deemed to have consented to the recording of such meeting by electronic device or otherwise, and to the making of a written transcript thereof, in order that minutes thereof shall be available for the Company's records.

         4.09 Notice. Except as otherwise provided above, notice of the time, date and place, of every special meeting of Directors or any committee thereof shall be given. Any Director may waive notice of any meeting. The attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

         4.10 Quorum; Adjournments. A majority of the number of directors then in office, present in person or by means of conference telephone or similar equipment, shall constitute a quorum for the transaction of business at every Board meeting, and the act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, except as may otherwise specifically be provided by law, the Charter or these Bylaws. If a quorum is not present at any Board meeting, the directors present may adjourn the meeting, from time to time, without notice other than announcement of the meeting, until a quorum is present.

         4.11 Compensation. Directors shall be entitled to such compensation for their services as directors as from time to time may be fixed by the Board and shall be entitled to reimbursement of all reasonable expenses incurred by them in attending Board meetings. A director may waive compensation for any Board meeting. No director who receives compensation as a director shall be barred from serving the Company in any other capacity or from receiving compensation and reimbursement of reasonable expenses for any or all such other services.

         4.12 Presumption of Assent. A Director of the Company who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered or certified mail, first class, postage prepaid, to the Secretary of the Company, provided such mailing is postmarked within ten calendar days after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

         4.13 Action by Directors Without Meeting. Any action required to be taken at a meeting of the Directors of the Company or of a committee of Directors or any action which may be taken at such a meeting, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors entitled to vote with respect to the subject matter therof. A consent shall be sufficient for this Section if it is executed in counterparts, in which event all of such counterparts, when taken together, shall constitute one and the same consent.

         4.14 Bank Accounts, etc. Anything herein to the contrary notwithstanding, the Board of Directors may, except as may otherwise be required by law, authorize any officer or officers, agent or agents, in the name of and on behalf of the Company, to sign checks, drafts, or other orders for the payment of money or notes or other evidences of indebtedness, to endorse for deposit, deposit to the credit of the Company at any bank or trust company or banking institution in which the Company may maintain an account or to cash checks, notes, drafts, or other bankable securities or instruments, and such authority may be general or confined to specific instances, as the Board of Directors may elect.

         4.15 Inspection of Records. Every Director shall have the absolute right at any reasonable time to inspect all books, records, documents of every kind, and the physical properties, of the Company and of its subsidiaries. Such inspection may be made personally or by an agent and includes the right to make copies and extracts.

         4.16 Executive Committee. (a) The Board of Directors may, by resolution adopted by a majority of the whole Board, appoint two or more of its members to constitute an Executive Committee. One of such directors shall be designated as Chairman of the Executive Committee. Each member of the Executive Committee shall continue as a member thereof until the expiration of his term as a director, or until his earlier resignation from the Executive Committee, in either case unless sooner removed as a director or member of the Executive Committee by any means authorized by the Charter or herein.

         (b) The Executive Committee shall have and may exercise, to the extent provided in such resolution and except as prohibited by law, all of the rights, power and authority of the Board of Directors.

         (c) The Executive Committee shall fix its own rules of procedure and shall meet at such times and at such place or places as may be provided by its rules. The Chairman of the Executive Committee, or in the absence of the Chairman, a member of the Executive Committee chosen by a majority of the members present, shall preside at all meetings of the Executive Committee, and another member thereof chosen by the Executive Committee shall act as Secretary. A majority of the Executive Committee shall constitute a quorum for the transaction of business, and the affirmative vote of a majority of the members thereof shall be required for any action of the Executive Committee. The Executive Committee shall keep minutes of its meetings and deliver such minutes to the Board of Directors.

         4.17 Other Committees. The Board of Directors may, by resolution duly adopted by a majority of directors at a meeting at which a quorum is present, appoint an audit committee, compensation committee, and such other committee or committees as it shall deem advisable and with such limited authority as the Board of Directors shall from time to time determine.

         4.18 Other Provisions Regarding Committees. (a) The Board of Directors shall have the power at any time to fill vacancies in, change the membership of, or discharge any committee. The members of any committee present at any meeting of a committee, whether or not they constitute a quorum, may appoint a director to act in the place of an absent member.

         (b) Members of any committee shall be entitled to such compensation for their services as such as from time to time may be fixed by the Board of Directors and in any event shall be entitled to reimbursement of all reasonable expenses incurred in attending committee meetings. Any member of a committee may waive compensation for any meeting. No member of a committee who receives compensation as a member of one or more committees shall be barred from serving the Company in any other capacity or from receiving compensation and reimbursement of reasonable expenses for any or all such other services.

         (c) Unless otherwise prohibited by law, the provisions above concerning action by written consent of directors and meetings of directors by telephonic or similar means shall apply to all committees from time to time created by the Board of Directors.

                                    ARTICLE V
                               Officers and Agents

         5.01 Positions. The Company's officers generally shall be chosen by the Board of Directors and shall consist of a Chairman of the Board, a President, one or more Vice Presidents if desired, a Secretary and a Treasurer. The Board of Directors may appoint one or more other officers, assistant officers and agents as it from time to time deems necessary or appropriate, who shall be chosen in such manner and hold their offices for such terms and have such authority and duties as from time to time may be determined by the Board of Directors. The Board may delegate to the Chairman of the Board the authority to appoint any officer or agent of the Company and to fill a vacancy other than the Chairman of the Board or President. Any two or more offices may be held by the same person, except that no person may simultaneously hold the offices of President and Secretary and of President and Vice President. In all cases where the duties of any officer, agent or employee are not prescribed by these bylaws or by the Board of Directors, such officer, agent or employee shall follow the orders and instructions of the President.

         5.02 Term of Office; Removal. Each officer of the Company shall hold office at the pleasure of the Board and any officer may be removed, with or without cause, at any time by the affirmative vote of a majority of the directors then in office; provided, that any officer appointed by the Chairman of the Board pursuant to authority delegated by the Board may be removed, with or without cause, at any time by the Chairman whenever the Chairman in his or her absolute discretion shall consider that the Company's best interests shall be served by such removal. Removal of an officer by the Board (or the Chairman, as the case may be) shall not prejudice the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not in itself create contract rights.

         5.03 Vacancies. A vacancy in any office, however occurring, may be filled by the Board or the Executive Committee, for the unexpired portion of the term by majority vote of its members, or by the Chairman of the Board in the case of a vacancy occurring in an office to which the Chairman has been delegated authority to make appointments.

         5.04 Compensation. The salaries of all officers of the Company shall be fixed from time to time by the Board, and no officer shall be prevented from receiving a salary by reason of the fact that he also receives compensation from the Company in any other capacity.

         5.05 Chairman of the Board. The Chairman of the Board ("Chairman"), if such officer shall be chosen by the Board of Directors, shall preside at all meetings of the Board of Directors and meetings of shareholders at which he is present and shall exercise general supervision and direction over the implementation of Board policy affecting the affairs of the Company. Any act which may be performed by the Chief Executive Officer or President may be performed by the Chairman.

         5.06 Chief Executive Officer; Chief Operating Officer. The Chairman of the Board shall, unless the Board determines otherwise, serve as the Chief Executive Officer ("CEO") of the Company. If the Chairman is not designated the CEO, then the President shall serve as CEO. The Board may, from time to time, designate from among the executive officers of the Company an officer to serve as Chief Operating Officer ("COO") of the Company. If the Chairman serves as the CEO, then the President shall serve as COO. If the President is designated CEO, then the Executive Vice President (or if there is none, then the next most senior Vice President) shall serve as COO. A person designated to serve in the capacity of CEO or COO shall serve at the pleasure of the Board.

         A person designated Chief Executive Officer (CEO) shall have primary responsibility for and active charge of the management and supervision of the Company's business and affairs. The CEO may execute in the name of the Company authorized corporate obligations and other instruments, shall perform such other duties as may be prescribed by the Board (or Chairman, as the case may be) from time to time and, in the absence or disability of the President, shall exercise all of the duties and powers of the President. In the event that the President is not the CEO, then the CEO shall supervise the performance of the President and shall be responsible for the execution of the policies and directives of the Board. The CEO shall report directly to the Board. The CEO shall perform such other duties as may be assigned by the Board (or Chairman, as the case may be). The CEO may perform any act which might be performed by the President.

         A person designated Chief Operating Officer (COO) shall be responsible for the day-to-day management of the Company's operations, subject to the authority of the CEO. The COO shall report directly to the CEO of the Company and shall consult with the CEO on all matters of corporate policy and material business activities of the Company. The COO shall perform such other duties as may be assigned by the Board or the CEO.

         5.07 President. The President shall have general active management of the business of the Company, subject to the authority of the Chief Executive Officer if the President is not designated as such, and general supervision of its officers, agents and employees. In the absence of the Chairman and Chief Executive Officer, he shall preside at all meetings of the shareholders and of the Board. In the absence of a designated Chief Executive Officer he shall see that all policies and directives of the Board are carried into effect.

         He shall, unless otherwise directed by the Board of Directors, attend in person or by substitute appointed by him, or shall execute in behalf of the Company written instruments appointing a proxy or proxies to represent the Company, at all meetings of the stockholders of any other company in which the Company shall hold any stock. He may, on behalf of the Company, in person or by substitute or by proxy, execute written waivers of notice and consents with respect to any such meetings. At all such meetings and otherwise, the President, in person or by substitute or proxy as aforesaid, may vote the stock so held by the Company and may execute written consent and other instruments and power incident to the ownership of said stock, subject however to the instructions, if any, of the Chairman or the Board of Directors. The President shall have custody of the Treasurer's bond, if any.

         5.08 Executive Vice President. The Executive Vice President shall assist the President in the discharge of surpervisory, managerial and executive duties and functions. In the absence of the President or in the event of his death, or inability or refusal to act, the Executive Vice President shall perform the duties of the President and when so acting shall have the duties and powers of the President. He shall perform such other duties as from time to time may be assigned to him by the President, Chairman or Board of directors.

         5.08 Vice Presidents. The Vice Presidents, if any, shall assist the President and Executive Vice President and shall perform such duties as may be prescribed by the Board, the Chairman or the President. Vice Presidents in the order of their seniority shall, in the absence or disability of the Chairman and President, exercise all of the duties and powers of such officers. The Executive Vice President, if any, shall be the most senior of Vice Presidents, and the Senior Vice President, if any, shall be the next most senior of Vice Presidents. In regard to other Vice Presidents, they shall have the respective ranks designated by the Board of Directors, or if none has been so designated, as designated by the Chairman, or if none has been so designated by the Chairman, they shall rank in the order of their respective elections to such office. The execution of any instrument on the Company's behalf by a Vice President shall be conclusive evidence, as to third parties, of his authority to act in the stead of the President and Executive Vice President.

         5.09 Secretary. The Secretary shall: (i) keep the minutes of the proceedings of the shareholders and the Board of Directors and record all votes and proceedings thereof in a book kept for that purpose; (ii) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (iii) be custodian of the corporate records and of the seal of the Company and affix the seal to all documents when authorized by the Board of Directors; (iv) keep at its registered office or principal place of business within or outside Delaware a record containing the names and addresses of all shareholders and the number and class of shares held by each, unless such a record shall be kept at the office of the Company's transfer agent or registrar;
(v) sign with the President, or a Vice President, certificates for shares of the Company, the issuance of which shall have been authorized by resolution of the Board of Directors; (vi) have general charge of the stock transfer books of the Company, unless the Company has a transfer agent; and (vii) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or the Board of Directors. The Board of Directors may give general authority to officers other than the Secretary or any Assistant Secretary to affix the Company's seal and to attest the fixing thereof by his or her signature.

         5.10 Assistant Secretary. The Assistant Secretary, if any (or if there is more than one, the Assistant Secretaries in the order designated, or in the absence of any designation, in the order of their appointment), in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary. The Assistant Secretary(ies) shall perform such other duties and have such other powers as from time to time may be prescribed by the Board, the Chairman or the Chief Executive Officer. The Chairman may appoint one or more Assistant Secretary(ies) to office.

         5.11 Treasurer. The Treasurer shall, unless the Board otherwise resolves, be the principal financial officer and principal accounting officer of the Company and shall have the care and custody of all funds, securities, evidence of indebtedness and other valuable effects of the Company, shall keep full and accurate accounts of receipts and disburesments in books belonging to the Company and shall deposit all money and other valuable effects of the Company in the name and to the credit of the Company in such depositories as from time to time may be designated by the Board. The Treasurer shall disburse the funds of the Company in such manner as may be ordered by the Board from time to time and shall render to the Chairman of the Board, the President and the Board, at regular Board meetings or whenever any of them may so require, an account of all transactions and of the Company's financial condition.

         5.12 Assistant Treasurer. The Assistant Treasurer, if any (or if there is more than one, the Assistant Treasurers in the order designated, or in the absence of any designation, in the order of their appointment), in the absence or disability of the Treasurer, shall perform the duties and exercise the powers of the Treasurer. The Assistant Treasurer(s) shall perform such other duties and have such other powers as from time to time may be prescribed by the Board, the Chairman or the Chief Executive Officer. The Chairman may appoint one or more Assistant Treasurer(s) to office.

         5.13 Resignations. Any officer may resign at any time by giving written notice to the Board or to the Chairman. Such resignation shall take effect at the time specified therein and, unless specified therein, no acceptance of the resignation shall be required for the resignation to be effective.

         5.14 Delegation of Duties. In the event of the absence or disability of any officer of the Company, or for any other reason the Board shall deem sufficient, the Board may temporarily designate the powers and duties, or particular powers and duties, of such officer to any other officer, or to any director.

         5.13 Fidelity Bonds. The Board of Directors shall have the power, to the extent permitted by law, to require any officer, agent or employee of the Company to give bond for the faithful discharge of his duties in such form and with such surety or sureties as the Board deems advisable.

                                   ARTICLE VI
                                 Indemnification

         Every Director, officer, employee and agent of the Company, and every person serving at the Company's request as a director, officer (or in a position functionally equivalent to that of officer or director), employee or agent of another corporation, partnership, joint venture, trust or other entity, shall be indemnified to the extent and in the manner provided by the Company's Charter, as it may be amended, and in the absence of any such provision therein, in accordance with Nevada law.

                                   ARTICLE VII
                                  Miscellaneous

         7.01 Declaration of Dividends. The Board of Directors at any regular or special meeting may declare dividends payable, whenever in the exercise of its discretion it may deem such declaration advisable and such is permitted by law. Such dividends may be paid in cash, property, or shares of the Company.

         7.02 Benefit Programs. Directors shall have the power to install and authorize any pension, profit sharing, stock option, insurance, welfare, educational, bonus, health and accident or other benefit program which the Board deems to be in the interest of the Company, at the expense of the Company, and to amend or revoke any plan so adopted.

         7.03 Seal. The corporate seal of the Company shall be circular in form and shall contain the name of the Company, the year incorporated and the words "Seal, Nevada".

         7.04 Fiscal Year. The Board of Directors shall have the power to fix, and from time to time change, the fiscal year of the Company. Any such adoption of or change in a fiscal year shall not constitute or require an amendment to these Bylaws.

         7.05 Amendment of Bylaws. These Bylaws may be amended or repealed in the manner provided for in the Charter, or if none is there provided: by majority vote of the Board of Directors, taken at any meeting or by written consent, subject to the shareholders' right to change or repeal any Bylaws so made or adopt new Bylaws by vote of at least a majority of the total voting power. Bylaws amendments may be proposed by any Director or shareholder. Any action duly taken by the Board or the shareholders which conflicts or is inconsistent with these Bylaws (as they may be amended) shall constitute an amendment of the Bylaws, if the action was taken by such number of directors or shares voting as would be sufficient for amendment of the Bylaws.

                                  ARTICLE VIII
                                     Notices

         8.01 Giving of Notice. Exept as otherwise provided by the General Corporation Law of Nevada, these Bylaws, the Charter or resolution of the Board of Directors, every meeting notice or other notice, demand, bill, statement or other communication (collectively, "Notice") to or from the Company from or to a Director, Officer or shareholder shall be duly given if it is written or printed and is (i) sent by first class or express mail, postage prepaid, (ii) sent by any commercial overnight air courier service, such as DHL, Federal Express, Emery, Airborne, UPS or similar service, (iii) sent by telegraph, cablegram, telex, telecopier, facsimile or similar transmission, (iv) delivered by any commercial messenger service which regularly retains its receipts, or (v) personally delivered, provided a receipt is obtained reflecting the date of delivery. Notice shall not be duly given unless all delivery or postage charges are prepaid. Notice shall be given to an addressee's most recent address as it appears on the Company's records or to such other address as has been provided in writing to the Secretary. A Notice shall be deemed "given" when dispatched for delivery, when personally delivered, when transmitted electronically, or if mailed, on the date postmarked. This Section shall not have the effect of shortening any notice period provided for in these Bylaws.

         8.02 Waiver of Notice. Any Notice required or permitted by the General Corporation Law of Nevada, the Charter or these Bylaws may be waived in writing at any time by the person entitled to the Notice, and such waiver shall be equivalent to the giving of notice. Notice of any shareholders' meeting shall be waived by attendance, in person or by proxy, at the meeting, unless any question of lack of or defect in a Notice is raised prior to conclusion of the meeting. A waiver of Notice of a special meeting of shareholders shall state the purpose for which the meeting was called or the business to be transacted thereat.

         APPROVED  AND ADOPTED by the Board of  Directors  as of  September  16,
1993.

           Exhibit 4.2 to Form 10-KSB for Year Ended December 31, 1996

                  The warrants evidenced by this certificate and the common shares issuable upon warrant exercise have not been registered under the U.S.
Securities Act of 1933 ("Act"). Transfer of these securities is prohibited except in accordance with the provisions of Regulation S under the Act. This warrant may not be exercised, in whole or part, by or on behalf of any "U.S. Person" (as defined in Regulation S) unless the shares to be acquired have been registered under the Act or an exemption from registration is available.

                                 CHANNEL i INC.
                 Organized under the laws of the State of Nevada


                      CLASS A COMMON STOCK PURCHASE WARRANT

                              WARRANTS TO PURCHASE

 No. WA -

                                  COMMON SHARES





THIS CERTIFIES that, for value received


or registered assigns ("Warrantholder") is entitled to purchase from CHANNEL i INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on August 3, 1997 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$0.0625 (six and one-fourth cents) per Common Share (the "Exercise Price").

         EXERCISE. Subject to the Warrant Terms, this Class A Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class A Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.

         ASSIGNMENT. This Class A Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class A Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.

         EXCHANGE. This Class A Warrant Certificate may at any time be exchanged for one or more Class A Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

         TRANSFER AND ASSIGNMENT FEES. Whenever this Class A Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company's transfer agent therewith a fee for every Class A Warrant Certificate or Common Share certificate to be issued, in accordance with the transfer agent's fee schedule.

         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class A Warrants.

         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class A Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class A Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

         DATED:                                CHANNEL i INC.


                                                  (SEAL)


         President                               Secretary

                                 CHANNEL i INC.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                     UNIFORM GIFTS TO MINORS ACT -
TEN ENT -  as tenants by the entireties
                                            _______________Custodian__________
JT TEN  - as joint tenants with right of          (Custodian)      (Minor)
  survivorship and not as tenants in
  common and not as community property      under the Uniform Gifts to Minors
                                            Act of the State of _______________


                                    EXERCISE


                  I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$0.0625) payable to the order of CHANNEL i INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

     Please insert social security or EIN number Name and address, including zip code: or other identifying number:


and, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class A Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class A Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

         IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____


                                              X.................................
                                                  Signature of Warrantholder(s)


                                                  ASSIGNMENT


    FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code:
or other identifying number:


the right to purchase ________________ Common Shares of the Company evidenced by this Class A Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class A Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____


                                             X...............................
                                                  Signature of Warrantholder(s)


         IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class A Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

           Exhibit 4.3 to Form 10-KSB for Year Ended December 31, 1996

     The warrants evidenced by this certificate and the common shares issuable upon warrant exercise have not been registered under the U.S. Securities Act of 1933 ("Act"). Transfer of these securities is prohibited except in accordance with the provisions of Regulation S under the Act. This warrant may not be exercised, in whole or part, by or on behalf of any "U.S. Person" (as defined in Regulation S) unless the shares to be acquired have been registered under the Act or an exemption from registration is available.

                                 CHANNEL i INC.
                 Organized under the laws of the State of Nevada


                      CLASS B COMMON STOCK PURCHASE WARRANT

                              WARRANTS TO PURCHASE

 No. WB -

                                  COMMON SHARES





THIS CERTIFIES that, for value received


or registered assigns ("Warrantholder") is entitled to purchase from CHANNEL i INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on February 5, 1998 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$0.085 (eight and one-half cents) per Common Share (the "Exercise Price").

     EXERCISE. Subject to the Warrant Terms, this Class B Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class B Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.

         ASSIGNMENT. This Class B Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class B Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.

         EXCHANGE. This Class B Warrant Certificate may at any time be exchanged for one or more Class B Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

         TRANSFER AND ASSIGNMENT FEES. Whenever this Class B Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company's transfer agent therewith a fee for every Class B Warrant Certificate or Common Share certificate to be issued, in accordance with the transfer agent's fee schedule.

         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class B Warrants.

         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class B Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class B Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

         DATED:                            CHANNEL i INC.

                                               (SEAL)



         President                            Secretary

                                 CHANNEL i INC.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                  UNIFORM GIFTS TO MINORS ACT -
TEN ENT -  as tenants by the entireties
                                            _____________Custodian______________
JT TEN  - as joint tenants with right of      (Custodian)             (Minor)
  survivorship and not as tenants in
  common and not as community property      under the Uniform Gifts to Minors
                                            Act of the State of ________________


                                    EXERCISE


                  I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$0.085) payable to the order of CHANNEL i INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

Please insert social security or EIN number Name and address, including zip code: or other identifying number:

and, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class B Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class B Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

         IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____


                                                  X..........................
                                                   Signature of Warrantholder(s)


                                   ASSIGNMENT


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code:
or other identifying number:



the right to purchase ________________ Common Shares of the Company evidenced by this Class B Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class B Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____


                                                 X.............................
                                                   Signature of Warrantholder(s)


         IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class B Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

           Exhibit 4.4 to Form 10-KSB for Year Ended December 31, 1996

                  The warrants evidenced by this certificate and the common shares issuable upon warrant exercise have not been registered under the U.S.
Securities Act of 1933 ("Act"). Transfer of these securities is prohibited except in accordance with the provisions of Regulation S under the Act. This warrant may not be exercised, in whole or part, by or on behalf of any "U.S. Person" (as defined in Regulation S) unless the shares to be acquired have been registered under the Act or an exemption from registration is available.

                                 CHANNEL i INC.
                 Organized under the laws of the State of Nevada


                      CLASS C COMMON STOCK PURCHASE WARRANT

                              WARRANTS TO PURCHASE

 No. WC -

                                  COMMON SHARES





THIS CERTIFIES that, for value received


or registered assigns ("Warrantholder") is entitled to purchase from CHANNEL i INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on February 5, 1998 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$0.105 (ten and one-half cents) per Common Share (the "Exercise Price").

         EXERCISE. Subject to the Warrant Terms, this Class C Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class C Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.

         ASSIGNMENT. This Class C Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class C Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.

         EXCHANGE. This Class C Warrant Certificate may at any time be exchanged for one or more Class C Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

         TRANSFER AND ASSIGNMENT FEES. Whenever this Class C Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company's transfer agent therewith a fee for every Class C Warrant Certificate or Common Share certificate to be issued, in accordance with the transfer agent's fee schedule.

         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class C Warrants.

         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class C Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class C Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

         DATED:                         CHANNEL i INC.


                                            (SEAL)


        President                          Secretary

                                 CHANNEL i INC.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                    UNIFORM GIFTS TO MINORS ACT -
TEN ENT -  as tenants by the entireties
                                            _____________Custodian______________
JT TEN  - as joint tenants with right of     (Custodian)              (Minor)
  survivorship and not as tenants in
  common and not as community property      under the Uniform Gifts to Minors
                                            Act of the State of ________________



                                    EXERCISE


                  I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$0.105) payable to the order of CHANNEL i INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

Please insert social security or EIN number Name and address, including zip code: or other identifying number:


and, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class C Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class C Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

         IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____


                                                  X.............................
                                                   Signature of Warrantholder(s)


                                   ASSIGNMENT


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code: or other identifying number:



the right to purchase ________________ Common Shares of the Company evidenced by this Class C Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class C Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____


                                                 X..............................
                                                   Signature of Warrantholder(s)


         IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class C Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

           Exhibit 4.5 to Form 10-KSB for Year Ended December 31, 1996

                  The warrants evidenced by this certificate and the common shares issuable upon warrant exercise have not been registered under the U.S.
Securities Act of 1933 ("Act"). Transfer of these securities is prohibited except in accordance with the provisions of Regulation S under the Act. This warrant may not be exercised, in whole or part, by or on behalf of any "U.S. Person" (as defined in Regulation S) unless the shares to be acquired have been registered under the Act or an exemption from registration is available.

                                 CHANNEL i INC.
                 Organized under the laws of the State of Nevada


                      CLASS D COMMON STOCK PURCHASE WARRANT

                              WARRANTS TO PURCHASE

 No. WD -

                                  COMMON SHARES





THIS CERTIFIES that, for value received


or registered assigns ("Warrantholder") is entitled to purchase from CHANNEL i INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on February 5, 1998 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$0.125 (twelve and one-half cents) per Common Share (the "Exercise Price").

         EXERCISE. Subject to the Warrant Terms, this Class D Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class D Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.

         ASSIGNMENT. This Class D Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class D Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.

         EXCHANGE. This Class D Warrant Certificate may at any time be exchanged for one or more Class D Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

         TRANSFER AND ASSIGNMENT FEES. Whenever this Class D Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company's transfer agent therewith a fee for every Class D Warrant Certificate or Common Share certificate to be issued, in accordance with the transfer agent's fee schedule.

         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class D Warrants.

         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class D Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class D Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

         DATED:                        CHANNEL i INC.





         President                     Secretary

                                 CHANNEL i INC.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                    UNIFORM GIFTS TO MINORS ACT -
TEN ENT -  as tenants by the entireties
                                            ______________Custodian_____________
JT TEN  - as joint tenants with right of        Custodian)             (Minor)
  survivorship and not as tenants in
  common and not as community property      under the Uniform Gifts to Minors
                                            Act of the State of ________________


                                    EXERCISE


                  I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$0.125) payable to the order of CHANNEL i INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

Please insert social security or EIN number Name and address, including zip code:
or other identifying number:


and, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class D Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class D Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

         IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____


                                                  X.............................
                                                   Signature of Warrantholder(s)


                                   ASSIGNMENT


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code:
or other identifying number:



the right to purchase ________________ Common Shares of the Company evidenced by this Class D Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class D Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____


                                                  X.............................
                                                   Signature of Warrantholder(s)


         IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class D Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

           Exhibit 4.6 to Form 10-KSB for Year Ended December 31, 1996

                             W A R R A N T T E R M S


             WARRANT TERMS established this 10th day of February, 1997, by CHANNEL i INC., a corporation organized under the laws of the State of Nevada (the "Company"), for the benefit of the holders of the Company's Class A, Class B, Class C and Class D Common Stock Purchase Warrants.

                                R E C I T A L S:

A. The Company has completed a "best efforts" offering of its securities, which includes the following common stock purchase warrants:

                      1. 7,140,000 Class A Common Stock Purchase Warrants,  each entitling the holder to purchase one share of the Company's common stock until August 3, 1997, at a price of US$0.0625 per share (the "Class A Warrants").

                      2. 2,981,250 Class B Common Stock Purchase Warrants,  each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.085 per share (the "Class B Warrants").

                      3. 2,981,250 Class C Common Stock Purchase Warrants,  each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.105 per share (the "Class C Warrants").

                      4. 2,981,250 Class D Common Stock Purchase Warrants,  each entitling the holder to purchase one share of the Company's common stock until February 6, 1998, at a price of US$0.125 per share (the "Class D Warrants").

B. The Company proposes to offer and sell such warrants in reliance upon Regulation S of the Securities and Exchange Commission ("Commission") under the Securities Act of 1933, as amended ("Act").

             NOW, THEREFORE, for the purpose of defining the terms and provisions of the Class A, Class B, Class C and Class D Warrants (collectively, the "Warrants") and the certificates representing the Warrants and the respective rights and obligations thereunder of the Company and the holders of certificates representing the Warrants, the Company hereby establishes the following terms of the Warrants, by which all holders of Warrants shall be bound and which they shall be presumed to be aware of and have accepted:

             SECTION 1. DEFINITIONS. As used herein, the following terms shall have the meanings respectively given them below, unless the context shall otherwise require:

             (a) "Common Stock" shall mean common stock of the Company of any class, whether now or hereafter authorized, which has the right to participate in the distribution of earnings and assets of the Company without limit as to amount or percentage, which at the date hereof consists of 45,000,000 shares of authorized Common Stock, $.001 par value per share.

             (b) "Class A Warrant  Expiration  Date" shall mean 5 p.m.  (Pacific
Time) on August 3, 1997, or if such a date shall in the State of Nevada be a holiday or a day on which banks are authorized to close, then 5 P.M. (Pacific
Time) on the next following day which in the State of Nevada is not a holiday or a day on which banks are authorized to close. The Class A Warrant Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving two (2) or more days' prior notice to the holders thereof. Unless exercised during the exercise period, the Class A Warrants will thereafter automatically expire.

             (c) "Class B Warrant  Expiration  Date" shall mean 5 p.m.  (Pacific
Time) on February 6, 1998, or, if such date shall in the State of Nevada be a holiday or a day on which banks are authorized to close, then 5:00 p.m. (Pacific
Time) on the next following date which in the State of Nevada is not a holiday or a day on which banks are authorized to close. The Class B Warrant Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving two (2) or more days' prior notice to the holders thereof. Unless exercised during the exercise period, the Class B Warrants will thereafter automatically expire.

             (d) "Class C Warrant  Expiration  Date" shall mean 5 p.m.  (Pacific
Time) on February 6, 1998, or, if such date shall in the State of Nevada be a holiday or a day on which banks are authorized to close, then 5:00 p.m. (Pacific
Time) on the next following date which in the State of Nevada is not a holiday or a day on which banks are authorized to close. The Class C Warrant Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving two (2) or more days' prior notice to the holders thereof. Unless exercised during the exercise period, the Class C Warrants will thereafter automatically expire.

             (e) "Class D Warrant  Expiration  Date" shall mean 5 p.m.  (Pacific
Time) on February 6, 1998, or, if such date shall in the State of Nevada be a holiday or a day on which banks are authorized to close, then 5:00 p.m. (Pacific
Time) on the next following date which in the State of Nevada is not a holiday or a day on which banks are authorized to close. The Class D Warrant Expiration Date may be extended from time to time for an indefinite period, by action of the Company, upon giving two (2) or more days' prior notice to the holders thereof. Unless exercised during the exercise period, the Class D Warrants will thereafter automatically expire.

             (f) "Class A Warrant Exercise Period" shall mean from the date of issuance until the Class A Warrant Expiration Date defined above.

             (g) "Class B Warrant Exercise Period" shall mean from the date of issuance until the Class B Warrant Expiration Date defined above.

             (h) "Class C Warrant Exercise Period" shall mean from the date of issuance until the Class C Warrant Expiration Date defined above.

             (i) "Class D Warrant Exercise Period" shall mean from the date of issuance until the Class D Warrant Expiration Date defined above.

             (j) "Corporate Office" shall mean the office of the Company where its principal business is conducted, currently located at 700-555 Hastings Street, Vancouver V6B 4N5, British Columbia, Canada.

             (k) "Exercise Date" shall mean the date a certificate representing a Warrant is surrendered for exercise. "Surrender" for purposes hereof shall mean, in the event of (i) personal delivery by a Registered Holder, the date it is received by the Company, (ii) mailing, the postmark date, and (iii) delivery by a messenger, courier or similar service, the date of dispatch, as reflected on the delivery receipt.

             (l) "Class A Exercise Price" shall mean US$0.0625 per share of Common Stock, unless reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Exercise Price upon giving two (2) or more days' prior written notice to each person who is a Registered Holder as of the notice date. Each Class A Warrant is exercisable at any time from the commencement of its exercise period until the Class A Warrant Expiration Date.

             (m) "Class B Exercise Price" shall mean US$0.085 per share of Common Stock, unless reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Exercise Price upon giving two (2) or more days' prior written notice to each person who is a Registered Holder as of the notice date. Each Class B Warrant is exercisable at any time from the commencement of its exercise period until the Class B Warrant Expiration Date.

             (n) "Class C Exercise Price" shall mean US$0.105 per share of Common Stock, unless reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Exercise Price upon giving two (2) or more days' prior written notice to each person who is a Registered Holder as of the notice date. Each Class C Warrant is exercisable at any time from the commencement of its exercise period until the Class C Warrant Expiration Date.

             (o) "Class D Exercise Price" shall mean US$0.085 per share of Common Stock, unless reduced as hereinafter provided. The Company may, in its sole discretion, reduce the Exercise Price upon giving two (2) or more days' prior written notice to each person who is a Registered Holder as of the notice date. Each Class D Warrant is exercisable at any time from the commencement of its exercise period until the Class D Warrant Expiration Date.

             (p) "Registered Holder" shall mean the person or persons in whose name or names any certificate representing Warrants shall be registered from time to time on the books maintained by the Company.

             (q)  "Class  A  Warrant   Certificate"  shall  mean  a  certificate
representing Class A Warrants.

             (r)  "Class  B  Warrant   Certificate"  shall  mean  a  certificate
representing Class B Warrants.

             (s)  "Class  C  Warrant   Certificate"  shall  mean  a  certificate
representing Class C Warrants.

             (t)  "Class  D  Warrant   Certificate"  shall  mean  a  certificate
representing Class D Warrants.

             (u) "Warrant Shares" shall mean and include (i) the shares of Common Stock initially reserved for issuance upon exercise of Warrants, and (ii) any additional Common Shares or other property which may hereafter be issuable or deliverable on exercise of Warrants.

             (v) "Regulation S" shall mean Rules 901 through 904 promulgated by the Commission under the Securities Act of 1933, as amended.

             (w) "United States" (and US and USA) shall mean the United States of America, including its territories and possessions, the fifty states, and the District of Columbia.

             (x) "U.S. Person" shall have the meaning set forth on Schedule 1 to these Warrant Terms.

             SECTION 2.       WARRANTS AND ISSUANCE OF CERTIFICATES.

             (a) Class A Warrants. Each Class A Warrant shall entitle the Registered Holder thereof to purchase ONE (1) share of Common Stock upon its exercise. The Class A Warrants will be transferable immediately upon issuance in accordance with the limitations and provisions of Regulation S. As appropriate, the Company shall:

             (i) From time to time, up to the Class A Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Class A Warrants, the Company shall countersign and deliver stock certificates representing an aggregate of not more than 7,140,000 Warrant Shares upon the exercise of the Class A Warrants pursuant to the terms hereof.

             (ii) From time to time, up to the Class A Warrant Expiration Date, the Company shall countersign and deliver Class A Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under these Warrant Terms. Except in the case of loss, mutilation, theft or destruction, no Class A Warrant Certificates shall be issued except (i) Class A Warrant Certificates initially issued hereunder, (ii) Class A Warrant Certificates issued upon the exercise of any Class A Warrants, to evidence the unexercised Class A Warrants held by the exercising Registered Holder, and (iii) Class A Warrant Certificates issued upon any transfer or exchange of Class A Warrants.

             (b) Class B Warrants. Each Class B Warrant shall entitle the Registered Holder thereof to purchase ONE (1) share of Common Stock upon its exercise. The Class B Warrants will be transferable immediately upon issuance in accordance with the limitations and provisions of Regulation S. As appropriate, the Company shall:

             (i) From time to time, up to the Class B Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Class B Warrants, the Company shall countersign and deliver stock certificates representing an aggregate of not more than 2,981,250 Warrant Shares upon the exercise of the Class B Warrants pursuant to the terms hereof.

             (ii) From time to time, up to the Class B Warrant Expiration Date, the Company shall countersign and deliver Class B Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under these Warrant Terms. Except in the case of loss, theft, mutilation or destruction, no Class B Warrant Certificates shall be issued except (i) Class B Warrant Certificates initially issued hereunder, (ii) Class B Warrant Certificates issued upon the exercise of any Class B Warrants, to evidence the unexercised Class B Warrants held by the exercising Registered Holder, and (iii) Class B Warrant Certificates issued upon any transfer or exchange of Class B Warrants.

             (c) Class C Warrants. Each Class C Warrant shall entitle the Registered Holder thereof to purchase ONE (1) share of Common Stock upon its exercise. The Class C Warrants will be transferable immediately upon issuance in accordance with the limitations and provisions of Regulation S. As appropriate, the Company shall:

             (i) From time to time, up to the Class C Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Class C Warrants, the Company shall countersign and deliver stock certificates representing an aggregate of not more than 2,981,250 Warrant Shares upon the exercise of the Class C Warrants pursuant to the terms hereof.

             (ii) From time to time, up to the Class C Warrant Expiration Date, the Company shall countersign and deliver Class C Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under these Warrant Terms. Except in the case of loss, theft, mutilation or destruction, no Class C Warrant Certificates shall be issued except (i) Class C Warrant Certificates initially issued hereunder, (ii) Class C Warrant Certificates issued upon the exercise of any Class C Warrants, to evidence the unexercised Class C Warrants held by the exercising Registered Holder, and (iii) Class C Warrant Certificates issued upon any transfer or exchange of Class C Warrants.

             (d) Class D Warrants. Each Class D Warrant shall entitle the Registered Holder thereof to purchase ONE (1) share of Common Stock upon its exercise. The Class D Warrants will be transferable immediately upon issuance in accordance with the limitations and provisions of Regulation S. As appropriate, the Company shall:

             (i) From time to time, up to the Class D Warrant Expiration Date, plus such additional time as may reasonably be required to perform, accomplish and complete necessary administrative functions connected with the exercise of the Class D Warrants, the Company shall countersign and deliver stock certificates representing an aggregate of not more than 2,981,250 Warrant Shares upon the exercise of the Class D Warrants pursuant to the terms hereof.

             (ii) From time to time, up to the Class D Warrant Expiration Date, the Company shall countersign and deliver Class D Warrant Certificates in required whole number denominations to the persons entitled thereto in connection with any transfer or exchange permitted under these Warrant Terms. Except in the case of loss, theft, mutilation or destruction, no Class D Warrant Certificates shall be issued except (i) Class D Warrant Certificates initially issued hereunder, (ii) Class D Warrant Certificates issued upon the exercise of any Class D Warrants, to evidence the unexercised Class D Warrants held by the exercising Registered Holder, and (iii) Class D Warrant Certificates issued upon any transfer or exchange of Class D Warrants.

             SECTION 3. RESTRICTIVE LEGENDS AND TRANSFER RESTRICTIONS. The Warrants have been and the Warrant Shares will be offered and sold by the Company and issued in reliance with Rule 903(c)(2) of Regulation S under the Act, and subsequent transfers and assignments of Warrants and Warrant Shares, and each exercise of a Warrant, must comply with the provisions of Regulation S. The Warrants and the Warrant Shares will be subject to certain restrictions on transfer pursuant to Regulation S (described below) for a period of 40 days following the completion of the distribution of the Units, as certified to the Company by the Selling Agent for the offering of Units (the "Restricted Period").

             The Warrants and Warrant Shares obtained upon exercise of Warrants may not be sold, assigned or otherwise transferred to any U.S. Person or to any person in the United States during the Restricted Period. A transfer will be deemed made to a "person in the United States" if the securities are to be delivered to a United States address. However, a transfer to a person in the United States during the restricted period is permissible in the sole instance that the transferee certifies in writing to the Company that it is a professional fiduciary and that the acquisition by the fiduciary is on behalf of a discretionary account which is held for the benefit of a person (other than an estate or trust) which is not a U.S. Person.

             SECTION 4. FORM AND EXECUTION OF WARRANT CERTIFICATES. The Warrant Certificates shall be substantially in the form annexed hereto as Exhibit A (the provisions of which are hereby incorporated herein) and may have such letters, numbers or other marks of identification or designation and such legends, summaries or endorsements printed, lithographed or engraved thereon as the Company may deem appropriate and as are not inconsistent with the provisions of these Warrant Terms, or as may be required to comply with any law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Warrants may be listed, or to conform to usage. The Warrant Certificates shall be dated the date of issuance thereof (whether upon initial issuance, transfer, exchange or in lieu of mutilated, lost, stolen or destroyed Warrant Certificates).

             Warrant Certificates shall be executed on behalf of the Company by its Chief Executive Officer, President or any Vice President and its Treasurer or an Assistant Treasurer or its Secretary or an Assistant Secretary, by manual signatures or by facsimile signatures printed thereon, and shall have imprinted thereon a facsimile of the Company's seal. In case any officer of the Company who shall have signed any of the Warrant Certificates shall cease to hold such office with the Company before the date of issuance of the Warrant Certificates and issue and delivery thereof, such Warrant Certificates nevertheless may be issued and delivered with the same force and effect as though the person who signed such Warrant Certificates had not ceased to be such officer of the Company.

             SECTION 5. EXERCISE OF THE WARRANTS. Each Warrant may be exercised during the applicable Class A, Class B, Class C or Class D Warrant Exercise Period, upon the terms and subject to the conditions set forth herein. A Warrant shall be deemed to have been exercised immediately prior to the close of business on the applicable Exercise Date, provided that the Warrant Certificate representing such Warrant, with the appropriate exercise form thereon duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing, together with payment in cash, or by bank check, cashier's check or certified, or postal or express money order check made payable to the order of Company, of an amount equal to the applicable Exercise Price has been timely received by the Company. Payment must be made in United States dollars and may be paid by wire transfer to the Company's account.

             Restrictions upon Exercise. Each exercise of Warrants is subject to the requirements imposed by Rule 902(m) of Regulation S. During the respective exercise periods of the Warrants (whether within or after the Restricted
Period), including all extensions thereof, each person exercising a Warrant shall be required to either (i) execute the Certification of Status" on the reverse side of the Warrants that he, she or it is not a U.S. Person and that the Warrant is not being exercised for on behalf of a U.S. Person, OR (ii) furnish to the Company a written opinion of counsel admitted to practice in the United States to the effect that the Warrant and the Warrant Shares deliverable upon exercise thereof have been registered under the Securities Act of 1933 or are exempt from registration thereunder. The written certification or opinion of counsel shall be required upon every exercise of a Warrant.

             No person may exercise a Warrant registered in the name of another person. In addition to the requirement that each person exercising a Warrant execute the written certification or furnish an opinion of counsel, the Company shall not permit the exercise of a Warrant by any person within the United States, nor deliver Warrant Shares within the United States. However, exercise of a Warrant and delivery of the corresponding Warrant Shares to a person in the United States is permissible in the sole instance that such person certifies in writing to the Company that (1) it is a professional fiduciary, and (2) that the acquisition by the fiduciary is on behalf of a discretionary account (3) which is held for the benefit of a person (other than an estate or trust) which is not a U.S. Person.

             The person entitled to receive the securities deliverable upon such exercise shall be treated for all purposes as the holder of such securities as of the close of business on the Exercise Date. The Company shall not be obligated to issue any fractional share interests or fractional warrant interests upon the exercise of any Warrant. As soon as practicable on or after the Exercise Date and in any event within 30 days after such date, the Company shall cause to be issued and delivered to the person or persons entitled to receive the same a certificate or certificates for the Warrant Shares purchased. No adjustment shall be made in respect of cash dividends on any Warrant Shares delivered upon exercise of any Warrant.

             SECTION 6. RESERVATION OF SHARES; LISTING; PAYMENT OF TAXES; ETC. The Company shall at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issue upon exercise of Warrants, such number of shares of Common Stock as shall then be issuable upon the exercise of all outstanding Warrants. All shares of Common Stock which shall be issuable upon exercise of Warrants shall be duly and validly issued and fully paid, nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and that upon issuance such shares shall be listed on each national securities exchange or quotation medium, if any, on which the other shares of outstanding Common Stock of the Company are then listed or quoted. The Company shall pay all documentary, stamp or similar taxes and other governmental charges that may be imposed with respect to the issuance of Warrants, or the issuance or delivery of any shares upon exercise of Warrants; provided, however, that no such delivery shall be made unless the person requesting the same has paid to the Company the amount of transfer taxes or charges incident thereto, if any.

             SECTION 7. EXCHANGE AND REGISTRATION OF TRANSFER. The Company shall register Warrant Certificates and the exchange and transfer thereof. Warrant Certificates may be exchanged for other Warrant Certificates representing an equal aggregate number of Warrants or may be transferred in whole or in part. Warrant Certificates to be so exchanged shall be surrendered to the Company at its Corporate Office, accompanied by an Assignment, when necessary, and the Company shall execute, issue and deliver in exchange therefor the Warrant Certificate(s) which the Registered Holder shall be entitled to receive. Upon any exchange of Warrants, the certificates to be issued must be issued in the name of the Registered Holder, otherwise the "exchange" shall be treated as a transfer and rules relating to transfers shall apply in that event.

             Upon due  presentment  for  registration of transfer of any Warrant
Certificate at the Corporate Office, the Company shall execute, issue and deliver to the transferee or transferees a new Warrant Certificate or Certificates representing an equal aggregate number of Warrants, provided the requirements of Section 3 are satisfied. The Company may in its sole discretion require that the signature of a Registered Holder assigning Warrants be guaranteed by a bank, trust company or other eligible guarantor institution that is a member of an approved signature guarantee medallion program pursuant to Securities and Exchange Commission Rule 17Ad-15.

             With respect to all Warrant Certificates presented for registration or transfer, or for exchange or exercise, the subscription form on the reverse thereof shall be duly endorsed, or be accompanied by a written instrument or instruments of transfer and subscription, in form satisfactory to the Company, duly executed by the Registered Holder thereof or his or her attorney duly authorized in writing.

             A transfer fee of $10.00 shall be paid by the Registered Holder for any exchange, registration or transfer of Warrant Certificates. In addition, the Company may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed thereon.

             Prior to due presentment for registration of transfer thereof the Company may deem and treat the Registered Holder of any Warrant Certificate as the absolute owner thereof and of each Warrant represented thereby (notwithstanding any notations of ownership or writing thereon made by anyone other than the Company) for all purposes and shall not be affected by any notice to the contrary.

             SECTION 8. LOSS OR MUTILATION, ETC. Upon receipt by the Company of evidence satisfactory to it of the ownership of and the loss, theft, destruction or mutilation of any Warrant Certificate and (in the case of loss, theft or destruction) of indemnity satisfactory to the Company, and (in the case of mutilation) upon surrender and cancellation thereof, the Company shall execute, issue and deliver in lieu thereof a new Warrant Certificate representing an equal aggregate number of Warrants. Applicants for a substitute Warrant Certificate shall also comply with such other reasonable regulations and pay such other reasonable charges as the Company may prescribe.

           SECTION 9. ADJUSTMENT OF EXERCISE PRICE AND NUMBER OF WARRANT SHARES.

             (a) In the event that, prior to expiration of the Warrants, the Company shall issue any of its Common Shares as a stock dividend or shall subdivide the number of outstanding Common Shares into a greater number of shares (forward split), then, in either such event the respective Exercise Prices in effect at the time of such action shall be reduced proportionately and the number of Warrant Shares purchasable shall be increased proportionately. Conversely, in the event that the Company shall reduce the number of its outstanding Common Shares by combining such shares into a smaller number of shares (reverse split), then, in such event the respective Exercise Prices in effect at the time of such action shall be increased proportionately and the number of Warrant Shares purchasable pursuant to the Warrants shall be decreased proportionately. Any dividend paid or distributed on the Common Shares in shares of any other class of the Company or in securities convertible into Common Shares shall be treated as a dividend paid in Common Shares to the extent Common Shares are issuable upon the payment or conversion thereof.

             (b) In the event that, prior to expiration of the Warrants, the Company is merged into or consolidated with another corporation, or consummates a plan of exchange or reorganization, pursuant to which shareholders of the Company receive any shares of stock or other securities in exchange for their Common Shares, there shall be substituted for the Warrant Shares underlying the then-unexercised Warrants an appropriate number of shares of each class of stock or other securities which were distributed to the Company's shareholders pursuant to any such transaction. The written agreement which sets forth the terms of such merger, consolidation, or plan of exchange or reorganization shall make provision for substitution as herein provided, on a fair and equitable basis.

             (c) An adjustment made pursuant to this subsection shall become effective immediately after the record date in the case of a stock dividend and shall become effective immediately after the effective date in the case of a subdivision (stock split), combination (reverse stock split), or transaction contemplated in subsection (b) of this Section. If, as a result of an adjustment made pursuant to this subsection, the Registered Holder of any Warrant thereafter exercised shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors (whose determination shall be conclusive) shall determine the allocation of the adjusted Exercise Price between or among shares of such classes of capital stock.

             (d) No adjustment in an Exercise Price shall be required to be made unless such adjustment would require an increase or decrease of at least $.01; provided, however, that any adjustments which by reason of this subsection are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section shall be made to the nearest one-hundredth of a share, but in no event shall the Company be obligated to issue fractional shares upon Warrant exercise.

             (e) The Company shall give prompt written notice to Registered Holders of the effect of any action above, which shall state the adjustments caused to the respective Warrant Exercise Prices or to the number of Warrant Shares purchasable upon exercise. Thereafter, if the Company does not print new Warrant Certificates reflecting the adjustments so caused, and during the period after such an adjustment but prior to printing of new certificates, then the Company shall cause a copy of the notice to be delivered to each person who thereafter acquires Warrants along with the Warrant Certificates delivered to such persons.

             (f) No adjustment in the respective Warrant Exercise Prices or in the number of Warrant Shares purchasable upon exercise of the Warrants shall be made in the event of the (i) reclassification of the Common Shares into shares without par value or changing the par value of the Common Shares, (ii) merger of another corporation into the Company which does not result in any reclassification of the then outstanding Common Shares (iii) issuance of additional Common Shares incident to any transaction in which the Company issues such Common Shares in exchange for assets or outstanding capital stock (or other equity ownership interest) of another corporation or other entity, (iv) establishment of any incentive stock option, employee stock option plan or similar plan for officers, directors or employees of the Company or any Subsidiary, or the modification, renewal or extension of any such plan, or the issuance of Common Shares pursuant to any such plan, (v) issuance of additional warrants, options or similar securities entitling the holders thereof to purchase Common Shares or the issuance of Common Shares pursuant to any such securities, (vi) issuance of notes, bonds, debentures or other evidences of indebtedness, or of preferred stock, which is or are convertible into Common
Shares or the issuance of Common Shares pursuant to conversion of any such securities or debt instruments, (vii) the issuance of Common Shares in connection with any compensation arrangements for officers, directors or employees of the Company or any Subsidiary thereof, (viii) issuance of Common Shares, or securities convertible or exchangeable into Common Shares, for cash, property, labor or services (or any combination thereof), either upon direct sale or upon the exercise of warrants, options or similar rights or the conversion or exchange of other securities of the Company, (ix) Company's sale of all or substantially all of its property, or liquidation and winding-up its affairs, or (x) sale by the Company to its shareholders or other persons of Common Shares at a price below the then market value of its Common Shares.

             (g) On exercise of Warrants, the Company shall not be required to deliver fractional Common Shares. In lieu thereof, the Company shall make an appropriate adjustment in the Exercise Price payable by the Registered Holder in respect of any Common Shares not delivered and pay such amount to the Registered Holder.

             (h) The Warrants shall not entitle any Registered Holder thereof to any rights of shareholders of the Company or to any dividend declared on the Common Shares, unless a Warrant has been exercised and the Warrant Shares purchased prior to the record date fixed by the Board of Directors for the determination of shareholders entitled to such dividend or other right.

             (i) In addition to making the adjustments provided for above in this Section, the Company may in its sole discretion one or more times reduce the Exercise Price of any one or more classes of Warrants, upon giving at least two (2) days' notice thereof to Registered Holders affected.

             SECTION 10. MODIFICATION OF WARRANT TERMS. The the Company may by supplement make any changes or corrections in these Warrant Terms that it deems
(i) appropriate to cure any ambiguity or to correct any defective or inconsistent provision or manifest mistake or error herein contained, or (ii) necessary or desirable and which do not adversely affect the interests of the holders of Warrant Certificates.

             SECTION 11. NOTICES. All notices, requests, consents and other communications required or permitted to be given by the Company to a Registered Holder, or by a Registered Holder to the Company, shall be in writing and shall be deemed to have been made when received by the party to whom it is addressed. Notice to the Company shall be sent to the Corporate Office. Notice to a Registered Holder shall be sent to the most recent address furnished in writing to the Company.

             SECTION 12. GOVERNING LAW. The Warrants shall be governed by and construed in accordance with the laws of the State of Nevada. Section headings in these Warrant Terms appear for convenience of reference only and shall not be used in any interpretation of these Warrant Terms.

             SECTION 13. EFFECT OF WARRANT TERMS. Every Registered Holder shall be presumed to have read and to be aware of these Warrant Terms and, by accepting a Warrant Certificate, to have assented to these Warrant Terms, which shall constitute a contract between the Company and the Registered Holders. The provisions of these Warrant Terms shall be binding upon every Registered Holder and every successor, assign, heir, legatee and legal representative of a Registered Holder to the same extent as if such person(s) was a party hereto. These Warrant Terms are effective as of the date first written above.

             SECTION 14. SEVERABILITY. If any provision of these Warrant Terms shall be held or declared invalid or unenforceable for any reason by any court of competent jurisdiction, government authority or otherwise, such holding or declaration shall not adversely affect any other provisions hereof, and the effect of any such holding or declaration shall be limited to the territory or jurisdiction in which made.


             IN WITNESS WHEREOF, the Company has caused these Warrant Terms to be duly executed as of this date first above written.


CHANNEL i INC.



     /s/ Robert G. Clarke
By..............................
     Robert G. Clarke, President

                                   SCHEDULE 1



             As used in the foregoing Warrant Terms established by CHANNEL i INC., the term "U.S. Person" shall mean:

1.   Any individual (natural person) resident in the United States;

2. Any partnership, corporation, or other entity organized or incorporated under the laws of the United States. [However, an agency or branch of a U.S. Person located outside the United States will not be considered a U.S. Person if the agency or branch operates for valid business reasons in the business of insurance or banking and is subject to substantive insurance or banking regulation in the jurisdiction where located.]

3. Any estate of which any executor or administrator is a U.S. Person. [However, an estate will not be considered a U.S. Person if an executor or administrator who is not a U.S. Person has sole or shared investment discretion with respect to the estate's assets and the estate is governed by foreign law.]

4. Any trust of which any trustee is a U.S. Person. [However, a trust will not be considered a U.S. Person if a trustee who is not a U.S. Person has sole or shared investment discretion with respect to the trust's assets, and no beneficiary of the trust (and no settlor, if the trust is revocable) is a U.S. Person.]

5    Any agency or branch of a foreign entity located in the United States.

6. Any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. Person or held by a dealer or other fiduciary organized, incorporated or (if an individual) resident in the United States. [However, such an account will not be considered a U.S. Person if held for the account or benefit of a non-U.S. Person (other than an estate or trust) by a dealer or other professional fiduciary organized, incorporated or (if an individual) resident in the United States.]

7. Any foreign partnership or corporation (one organized or incorporated under the laws of any non- United States jurisdiction) if formed by one or more
     U. S. Persons for the purpose of investing in securities not registered under the Securities Act. [However, such an entity will not be considered a
     U. S. Person if it has been organized and is owned solely by "accredited investors" as defined in Regulation D of the Commission.]

                           EXHIBIT A to WARRANT TERMS

               The warrants evidenced by this certificate and the common shares issuable upon warrant exercise have not been registered under the U.S.
Securities Act of 1933 ("Act"). Transfer of these securities is prohibited except in accordance with the provisions of Regulation S under the Act. This warrant may not be exercised, in whole or part, by or on behalf of any "U.S. Person" (as defined in Regulation S) unless the shares to be acquired have been registered under the Act or an exemption from registration is available.

                                 CHANNEL i INC.
                 Organized under the laws of the State of Nevada


                      CLASS A COMMON STOCK PURCHASE WARRANT

                              WARRANTS TO PURCHASE

 No. WA -

                                  COMMON SHARES





THIS CERTIFIES that, for value received

or registered assigns ("Warrantholder") is entitled to purchase from CHANNEL i INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on August 3, 1997 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$0.0625 (six and one-fourth cents) per Common Share (the "Exercise Price").

      EXERCISE. Subject to the Warrant Terms, this Class A Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class A Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.

      ASSIGNMENT. This Class A Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class A Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.

      EXCHANGE. This Class A Warrant Certificate may at any time be exchanged for one or more Class A Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

      TRANSFER AND ASSIGNMENT FEES. Whenever this Class A Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company's transfer agent therewith a fee for every Class A Warrant Certificate or Common Share certificate to be issued, in accordance with the transfer agent's fee schedule.

      ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class A Warrants.

      STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class A Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class A Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

      WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

      DATED:                                    CHANNEL i INC.

                                                    (SEAL)

      President                                    Secretary

                                 CHANNEL i INC.

      The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                 UNIFORM GIFTS TO MINORS ACT -
TEN ENT -  as tenants by the entireties
                                             ____________Custodian______________
JT TEN  - as joint tenants with right of      (Custodian)               (Minor)
  survivorship and not as tenants in
  common and not as community property      under the Uniform Gifts to Minors
                                            Act of the State of ________________


                                    EXERCISE


               I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$0.0625) payable to the order of CHANNEL i INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

Please insert social security or EIN number Name and address, including zip code: or other identifying number:


and, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class A Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class A Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

      IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____


                                                 X..............................
                                                   Signature of Warrantholder(s)

                                   ASSIGNMENT


     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code: or other identifying number:



the right to purchase ________________ Common Shares of the Company evidenced by this Class A Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class A Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____

                                                 X..............................
                                                   Signature of Warrantholder(s)


      IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class A Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

Exhibit 10.20
                        RESIGNATION AND RELEASE AGREEMENT


This resignation and release is made the 2nd day of February between Channel i, Inc. a Nevada corporation ("Corporation") and Ray Hoag ("Hoag") an individual who is currently a Director of the Corporation. As used in this agreement Corporation is to include its subsidiary directors, officers, employees, legal representatives, and other agents.

                                    RECITALS
Whereas, the Corporation and Hoag have a mutual desire to end the director relationship, and to establish the terms and conditions satisfactory to both the Corporation and Hoag upon which they will do so.

1.    Release and Covenant
         Hoag and his successors and assigns for any and all others claiming through Hoag and on his behalf, in consideration of the acts and promises of the Corporation set forth in this Agreement, hereby releases, acquits and forever discharges the Corporation of and from any and all actions, causes of action, claims, demands, damages, liabilities or costs of whatever kind or nature, known or unknown, arising out of their actions, and the cancellation thereof, including but now limited to any action or claim under federal, state, or local statute or regulation or under any common law principals. Hoag further covenants and agrees never to join in or commence any action suit or proceeding in law or equity or before any administrative agency or any other forum against the Corporation, in any way pertaining to or arising out of Hoag's relationship with the Corporation or this agreement

2.    Consideration
         Hoag agrees to accept as sole consideration for all services performed on Corporation's behalf, for the resignation as Director of Channel i, Inc., 50,000 options on shares of Channel i, Inc. at $.0625 (US Dollars), (per separate option agreement), all the equipment located in Grand Rapids, Michigan, owned by the Corporation, and detailed on attached bill of sale.

3.  Resignation
     Hoag agrees that his resignation is absolute as a Director of Channel i, Inc. and that he does not have any disagreements with management or any plan currently being negotiated.

4 Other Acts.
         This agreement shall be governed by and construed in accordance with the laws of the state of Nevada with regard to any conflict of law principals. In the event that any portion of the agreement is found to be unenforceable for any reason, whatsoever, the unenforceable provision shall be considered to be severable and the remainder the agreement shall continue in full force and affect.

Dated this 2nd day of February, 1997

Ray Hoag                                              Channel i, Inc.

/s/ Ray Hoag                                          /s/ Charlie Rodriguez
------------------------                              -------------------------
Ray Hoag                                              Charlie Rodriguez

                                  BILL OF SALE


Channel i, Inc. ("Seller"), a Nevada corporation, in consideration for services performed and potential liability owed, (detailed in the Resignation agreement), hereby sells and warrants to Ray Hoag, ("Buyer'), an individual, the following items of equipment (hereinafter "Equipment"):

                               (See Attached List)

Seller warrants title to the Equipment and further warrants:

     1. the Equipment is free and clear of all security interests, liens, and encumbrances;

     2. the transfer of the Equipment does not constitute a bulk sale under any relevant statues;

     3. It has executed this bill of sale with full knowledge of the facts, and it has the full rights to sell and transfer the Equipment;

     4. the Equipment is sold and transferred in good faith for the actual and adequate consideration set forth above;

     5. no judgments are outstanding against the Equipment in any state or federal court;

     6. no attachments executions or other writs or processes have been issued against the Equipment;

     7.   no bankruptcy proceedings have been commenced against the Corporation;

     8.   the Corporation has not filed a petition in bankruptcy;

     9.   the Corporation has not been adjudicated bankrupt

The Equipment is sold without any express or implied warranties, except the warranties specifically stated above. The Equipment is used, and Buyer has had ample opportunity to inspect it. Seller makes no representations about the condition, performance, or safety of the Equipment as it exists now or at the time of delivery. SELLER MAKES NO WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE AND SHALL NOT BE LIABLE FOR ANY CONSEQUENTIAL DAMAGES.

Seller has executed this bill of sale effective February 2, 1997.


Witness                                            SELLER
                                                   Channel i, Inc.

/s/ Barbara Rodriguez                              /s/ Charlie Rodriguez
-----------------------------                      ----------------------------
Barbara Rodriguez                                  Charlie Rodriguez, President

Exhibit 10.21
                        RESIGNATION AND RELEASE AGREEMENT


This resignation and release is made the 2nd day of February between Channel i, Inc. a Nevada corporation ("Corporation") and H. Jeremy Renton ("Renton") an individual who is currently a Director of the Corporation. As used in this agreement Corporation is to include its subsidiary directors, officers, employees, legal representatives, and other agents.

                                    RECITALS
Whereas, the Corporation and Renton have a mutual desire to end the Chairman and director relationship, and to establish the terms and conditions satisfactory to both the Corporation and Renton upon which they will do so.

1.    Release and Covenant
         Renton and his successors and assigns for any and all others claiming through the Renton and on his behalf, in consideration of the acts and promises of the Corporation set forth in this Agreement, hereby releases, acquits and forever discharges the Corporation of and from any and all actions, causes of action, claims, demands, damages, liabilities or costs of whatever kind or nature, known or unknown, arising out of their actions, and the cancellation thereof, including but now limited to any action or claim under federal, state, or local statute or regulation or under any common law principals. Renton further covenant and agrees never to join in or commence any action suit or proceeding in law or equity or before any administrative agency or any other forum against the Corporation, in any way pertaining to or arising out of Renton's relationship with the Corporation or this agreement

2.    Consideration
         Renton agrees to accept as sole consideration for all services performed on Corporation's behalf, for the resignation as Chairman and Director of Channel i, Inc., 250,000 options on shares of Channel i, Inc. at $.0625 (US Dollars), (per separate option agreement), all the equipment located in London, England, owned by the Corporation, and detailed on attached bill of sale, and a payment by him of Three Thousand Pounds Sterling ((pound)3,000) into the Channel i, Plc. account.

3.    Resignation
         Renton agrees that his resignation is absolute as a Director of Channel i, Inc. and that he does not have any disagreements with management or any plan currently being negotiated.

4.   Other Acts.
         This agreement shall be governed by and construed in accordance with the laws of the state of Nevada with regard to any conflict of law principals. In the event that any portion of the agreement is found to be unenforceable for any reason, whatsoever, the unenforceable provision shall be considered to be severable and the remainder the agreement shall continue in full force and affect.

Dated this 2nd day of February, 1997

H. Jeremy Renton                                     Channel i, Inc.

/s/ Jeremy Renton                                    /s/ Charlie Rodriguez
-------------------------                            ---------------------------
Jeremy Renton                                        Charlie Rodriguez

                                  BILL OF SALE


Channel i, Inc. ("Seller"),a Nevada corporation, in consideration for services performed. liability owed, (detailed in the Resignation agreement) and the receipt of Three Thousand Pounds Sterling ((pound)3,000), (the receipt which is acknowledged and deposited into the Channel i, Plc. bank account,) hereby sells and warrants to H. Jeremy Renton, ("Buyer'), an individual, the following items of equipment (hereinafter "Equipment"):

                               (See Attached List)

Seller warrants title to the Equipment and further warrants:

     1. the Equipment is free and clear of all security interests, liens, and encumbrances;

     2. the transfer of the Equipment does not constitute a bulk sale under any relevant statues;

     3. It has executed this bill of sale with full knowledge of the facts, and it has the full rights to sell and transfer the Equipment;

     4. the Equipment is sold and transferred in good faith for the actual and adequate consideration set forth above;

     5. no judgments are outstanding against the Equipment in any state or federal court;

     6. no attachments executions or other writs or processes have been issued against the Equipment;

     7.   no bankruptcy proceedings have been commenced against the Corporation;

     8.   the Corporation has not filed a petition in bankruptcy;

     9.   the Corporation has not been adjudicated bankrupt

The Equipment is sold without any express or implied warranties, except the warranties specifically stated above. The Equipment is used, and Buyers has had ample opportunity to inspect it. Seller makes no representations about the condition, performance , or safety of the Equipment as it exists now or at the time of delivery. SELLER MAKES NO WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE AND SHALL NOT BE LIABLE FOR ANY CONSEQUENTIAL DAMAGES.

Seller has executed this bill of sale effective February 2, 1997.

Witness                                            SELLER
                                                   Channel i, Inc.

/s/ Barbara Rodriguez                              /s/ Charlie Rodriguez
-----------------------------                      ----------------------------
Barbara Rodriguez                                  Charlie Rodriguez,  President

Exhibit 10.22
                                 Channel i, Inc.
                                  Compensatory
                                  STOCK OPTION


     Under the Channel i, Inc.1994 Compensatory Stock Option Plan

     THIS COMPENSATORY STOCK OPTION, dated as of January 22, 1997 (the "Date of Grant"), is granted by Channel i, Inc., a Nevada corporation ("Company"), to Charlie Rodriguez (the "Optionee"), whose status under the Company's 1994 Compensatory Stock Option plan is described on the Signature Page hereof.

     WHEREAS, the Optionee is now an employee or director of the Company or a parent or subsidiary thereof, or an attorney, consultant, adviser or other provider of services to the Company or parent or subsidiary thereof and the Company desires to have the Optionee remain in its employ or service and desires to encourage stock ownership by the Optionee and to increase the Optionee's proprietary interest in the Company;'s success; and as an inducement thereto has determined to grant to the Optionee the option herein provided for, so that the Optionee may thereby be assisted in obtaining an interest, or an increased interest, as the case may be, in the stock ownership of the Company;

     NOW, THEREFORE, in consideration of the covenants and agreements herein contained, the parties hereto hereby agree as follows:

     1. Grant. Pursuant to its 1994 Compensatory Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee an option (the "Option") to purchase 317,000 shares of the Company's common stock, $.001 par value per share (the "Option Shares") at the price of $0.0625 per share (the 'Purchase Price" or "Exercise Price"), Both the Purchase Price and the number of Option Shares purchasable may be adjusted pursuant to Paragraph 9 hereof.

         2. Term and Vesting. The Option granted herein is fully vested on the date of grant and is exercisable in whole or from time to time in part during the period beginning on the Date of Grant, January 22, 1997 for three years, ending at 5:00 o'clock p.m. (Pacific Time) on January 22, 2000, except as provided in Paragraph 7 hereof.

     3. Exercise of Option. During the Optionee's life, this Option may only be exercised by him or her. This Option may only be exercised by presentation at the principal offices of the Company of written notice to the Company's Secretary advising the Company of the Optionee's election to purchase Option Shares, specifying the number of Option Shares being purchased, accompanied by payment. No Option Shares shall be issued until full payment is made therefor. Payment shall be made either (i) in cash, represented by bank or cashier's check, certified check or money order, (ii) by delivering shares of the company's Common Stock of the same class as the Option Shares, which have been beneficially owned by the Optionee, the Optionee's spouse, or both of them for a period of at least six (6) months prior to the time of exercise (the "Delivered Stock"), in a number equal to the number of shares of Stock being purchased upon exercise of this Option, or (iii) by delivery of shares of corporate stock registered in the Optionee's name, endorsed in blank or accompanied by an executed stock power with signature guaranteed in either case, which are freely tradeable without restriction and are part of a class of securities which has been listed for trading on the NASDAQ system or a national securities exchange, with an aggregate fair market value equal to or greater than the total purchase price of the Option Shares being purchased hereunder, or a combination of cash, Delivered Stock or other corporate shares, or (iv) by advising the Company, at the time the Option is exercised, to withhold from exercise under the Option the appropriate number of Option Shares, the aggregate market value of which on the date of exercise of the Option is equal to the aggregate cash purchase price of the Option Shares being exercised and purchased under the Option, and such withholding shall constitute full payment for the non-withheld Option Shares issued upon exercise.

     The Board of Directors (or by its designation, the Compensation Committee) shall have the authority to determine whether any corporate shares offered by the Optionee in payment of the exercise price of Option Shares are acceptable to the Company, and the Board's (or Committee's) discretion in this regard shall be absolute.

     4. Issuance of Option Shares; Restrictive Legend.

     Upon proper exercise of this Option, the company shall mail or deliver to the Optionee, as promptly as practicable, a stock certificate or certificates representing the Option Shares purchased. The Company shall not be required to sell or issue any shares under the Option if the issuance of such shares shall constitute a violation of any applicable law or regulation or of any requirements of any national securities exchange upon which the Company's common stock may be listed.

     If the Option Shares purchasable have not been registered under the Securities Act of 1933, as amended (the "Act"), under cover of Form S-8 at the time the Optionee desires to make any exercise thereof, then the Company agrees that it will and shall be obligated to register the Option Shares promptly under the Act, on Form S-8, at the Company's sole expense. If for any reason Form S-8 is not then available for the registration of the Option Shares, then (i) the Company agrees that it will at its expense take such steps as may be required to be eligible to use Form S-8, including if necessary the filing of an appropriate registration statement under Section 12(g) of the Securities Exchange Act of 1934, as amended, at the Company's sole expense, and (ii) the term during which this Option may be exercised shall be automatically extended for the period of time from the Optionee's first request for exercise of the Option through the date the registration statement on Form S-8 becomes effective. If Form S-8 has been withdrawn and no similar form then is available, then the Company shall be required to exercise the Option Shares at its sole expense under cover of a difference available registration statement. The Optionee's right to obtain registration of the Option Shares under cover of Form S-8 or other appropriate form is judicially enforceable, and the Company shall bear and reimburse all of Optionee's expenses, including actual attorneys' fees, incurred in judicially enforcing this right.

     5. Transfer or Encumbrance of this Option Prohibited. This Option may not be transferred or assigned in any manner by the Optionee, except by will or trust upon the Optionee's death or by operation of law under the laws of descent and distribution or pursuant to a "qualified domestic relations order" as defined in the rules of the Securities & Exchange Commission. The same restriction on transfer or assignment shall apply to any heirs, devisees, beneficiaries or other persons acquiring this Option or an interest herein under such an instrument or by operation of law. Further, this Option shall not be pledged, hypothecated or otherwise encumbered, by operation of law or otherwise, nor shall it be subject to execution, attachment or similar process.

     6. Change in Control of the Company. If there shall occur a change in control of the Company while any Option Shares remain subject to this Option, then this Option shall become immediately exercisable, notwithstanding Paragraph 2 hereof, and such exercisability shall terminate only upon the termination date set forth in Paragraph 2 hereof, notwithstanding the provisions of Paragraph 7 hereof concerning acceleration of the termination date. For purposes of this Agreement, a "change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as in effect on the date hereof; provided, that, without limitation, such a change in control shall be deemed to have occurred if
(i) any  "person"  (as such term is used in Sections  13(d) and  14(d)(2) of the

Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, of if (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof.

     7. No Rights as Stockholder. The Optionee shall have no rights as a stockholder with respect to Option Shares until the date of issuance of a stock certificate for such shares. No adjustment for dividends, or otherwise, except as provided in Paragraph 10, shall be made if the record date therefor is prior to the date of exercise of such Option.

     8. Changes in the Company's Capital Structure. The existence of this Option shall not limit or affect in any way the right or power of the Company or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Option Shares or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise. However,

     a. If, prior to the Company's delivery of all the Option Shares subject to this Option, the Company shall: (i) effect a subdivision (split) or combination (reverse split) of shares of other capital readjustment, the payment of a common stock dividend, or other increase or reduction of the number of shares of common stock outstanding, without receiving compensation therefor in money, services or property, then (A) in the event of an increase in the number of such shares outstanding, the Purchase Price shall be proportionately reduced and the number of Option Shares then still purchasable shall be proportionately increased; and (B) in the event of a reduction in the number of such shares outstanding, the Purchase Price payable per share shall be proportionately increased and the number of Option Shares then still purchasable shall be proportionately reduced or (ii) effect any changes in the nature of a recapitalization which changes the class or type of shares of the Company herein defined as "Option Shares" into a different class or type of shares, then this Option shall thereafter permit the purchase of such number of the different class or type of shares as is equal to the number of Option Shares purchasable, as it may be adjustable for any subdivision or combination.

     b. If while this Option remains outstanding the Company is reorganized, merged, consolidated or party to a plan of share exchange with another corporation, or if the Company sells or otherwise disposes of all or substantially all its property or assets to another corporation, then subject to the provisions of clause (ii) below, (i) after the effective date of such reorganization, merger, consolidation, exchange or sale, as the case may be, the Optionee shall be entitled, upon exercise of this Option, to receive, in lieu of the Option Shares, the number and class of shares of such stock, other securities, cash and other property or rights as the holders of shares of the Company's common stock received pursuant to the terms of the reorganization, merger, consolidation, exchange or sale and to which he would have been entitled if, immediately prior to such reorganization, merger, consolidation, exchange or sale, he had been the holder of record of a number of shares of common stock equal to the number of Option Shares as to which this Option shall be so exercised; and (ii) this Option may be canceled by the Board of Directors of the Company as of the effective date of any such reorganization, merger, consolidation, exchange or sale; provided that (x) such reorganization, merger, consolidation, exchange or sale results in a change in control of the Company rather than a mere change of form or domicile of the Company,
          (y) written notice of such cancellation is given to the Optionee or other holder of this Option not less than 45 days prior to such effective date, and (z) the Optionee or other holder shall have the right to exercise the Option in full during such 45-day period preceding the effective date of such reorganization, merger, consolidation, exchange or sale.

     C. In case the Company shall determine to offer to the holders of its common stock to subscribe pro rata for any new or additional shares of common stock, or any securities convertible into common stock, then the Optionee shall be entitled to participate in such pro rata offering in the manner and to the same extent as if this Option had been exercised at the Purchase Price then i n effect and the number of Option Shares then purchasable upon exercise hereof had been issued to the Optionee pursuant to the terms hereof.

     d. Except as hereinbefore expressly provided, the issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the Purchase Price or the number of Option Shares then subject to this Option.

     9. Withholding Taxes. Pursuant to applicable federal and state laws, the Company may be required to collect withholding taxes upon any exercise of this Option. The Company may require, as a condition to any exercise of this Option, that the Optionee concurrently pay to the Company the entire amount or a portion of any taxes which the Company is required to withhold by reason of such exercise, in such amount as the Board of Directors or Compensation Committee of the Board in its discretion may determine. In lieu of part or all of any such payment, the Optionee may elect, with the consent of the Board of Directors or Compensation Committee, to have the Company withhold from the Option Shares to be issued upon exercise of this Option that number of shares having a fair market value equal to the amount which the Company is required to withhold.

         10. Notices, etc. Any notice hereunder by the Optionee shall be given to the Company in writing, and such notice and any payment by the Optionee hereunder shall be deemed duly given or made only upon receipt thereof at the Company's office at 1720 W. Placita de Santos, Tucson, Arizona, 85704, or at such other address as the Company may designate by notice to the Optionee. Any notice or other communication to the Optionee hereunder shall be in writing and shall be deemed duly given or made if mailed or delivered to the Optionee at the last address as the Optionee may have on file with the Company's Secretary. This Option shall be governed under and construed in accordance with the laws of the State of Nevada (or applicable successor law if the Company should redomicile). This address shall be binding on the Company and the Optionee and all successors, assigns, heirs, devisees and personal representatives thereof.

         NOTE:    This Option must match the Control copy maintained by the
Company, in all particulars.

         IN WITNESS WHEREOF, the parties have executed this Stock Option as of the date first above written.

                                                 CHANNEL i, INC.




         By: /s/ Charlie Rodriguez
         --------------------------------
         Authorized Officer

ATTEST:

         By: /s/ Ray Hoag
         --------------------------------
         Secretary or Assistant Secretary


                                              Charlie Rodriguez, Director

                                              OPTIONEE NAME AND STATUS

Exhibit 10.23

CHANNEL i, INC.
Compensatory
STOCK OPTION


         Under the Channel i, Inc. 1994 Compensatory Stock Option Plan

         THIS COMPENSATORY STOCK OPTION, dated as of January 22, 1997 (the "Date of Grant"), is granted by Channel i, Inc., a Nevada corporation ("Company"), to
H. Jeremy Renton (the "Optionee"), whose status under the Company's 1994 Compensatory Stock Option plan is described on the Signature Page hereof.

         WHEREAS, the Optionee is now an employee or director of the Company or a parent or subsidiary thereof, or an attorney, consultant, adviser or other provider of services to the Company or parent or subsidiary thereof and the Company desires to have the Optionee remain in its employ or service and desires to encourage stock ownership by the Optionee and to increase the Optionee's proprietary interest in the Company;'s success; and as an inducement thereto has determined to grant to the Optionee the option herein provided for, so that the Optionee may thereby be assisted in obtaining an interest, or an increased interest, as the case may be, in the stock ownership of the Company;

         NOW, THEREFORE, in consideration of the covenants and agreements herein contained, the parties hereto hereby agree as follows:

     1. Grant. Pursuant to its 1994 Compensatory Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee an option (the "Option") to purchase 250,000 shares of the Company's common stock, $.001 par value per share (the "Option Shares") at the price of $0.0625 per share (the "Purchase Price" or "Exercise Price"). Both the Purchase Price and the number of Option Shares purchasable may be adjusted pursuant to Paragraph 9 hereof.

     2. Term and Vesting. The Option granted herein is fully vested on the date of grant and is exercisable in whole or from time to time in part during the period beginning on the Date of Grant, January 22, 1997 for three years, ending at 5:00 o'clock p.m. (Pacific Time) on January 22, 2000, except as provided in Paragraph 7 hereof.

     3. Exercise of Option. During the Optionee's life, this Option may only be exercised by him or her. This Option may only be exercised by presentation at the principal offices of the Company of written notice to the Company's Secretary advising the Company of the Optionee's election to purchase Option Shares, specifying the number of Option Shares being purchased, accompanied by payment. No Option Shares shall be issued until full payment is made therefor. Payment shall be made either (i) in cash, represented by bank or cashier's check, certified check or money order, (ii) by delivering shares of the company's Common Stock of the same class as the Option Shares, which have been beneficially owned by the Optionee, the Optionee's spouse, or both of them for a period of at least six (6) months prior to the time of exercise (the "Delivered Stock"), in a number equal to the number of shares of Stock being purchased upon exercise of this Option, or (iii) by delivery of shares of corporate stock registered in the Optionee's name, endorsed in blank or accompanied by an executed stock power with signature guaranteed in either case, which are freely tradeable without restriction and are part of a class of securities which has been listed for trading on the NASDAQ system or a national securities exchange, with an aggregate fair market value equal to or greater than the total purchase price of the Option Shares being purchased hereunder, or a combination of cash, Delivered Stock or other corporate shares, or (iv) by advising the Company, at the time the Option is exercised, to withhold from exercise under the Option the appropriate number of Option Shares, the aggregate market value of which on the date of exercise of the Option is equal to the aggregate cash purchase price of the Option Shares being exercised and purchased under the Option, and such withholding shall constitute full payment for the non-withheld Option Shares issued upon exercise.

     The Board of Directors (or by its designation, the Compensation Committee) shall have the authority to determine whether any corporate shares offered by the Optionee in payment of the exercise price of Option Shares are acceptable to the Company, and the Board's (or Committee's) discretion in this regard shall be absolute.

     4. Issuance of Option Shares; Restrictive Legend.

     Upon proper exercise of this Option, the company shall mail or deliver to the Optionee, as promptly as practicable, a stock certificate or certificates representing the Option Shares purchased. The Company shall not be required to sell or issue any shares under the Option if the issuance of such shares shall constitute a violation of any applicable law or regulation or of any requirements of any national securities exchange upon which the Company's common stock may be listed.

     If the Option Shares purchasable have not been registered under the Securities Act of 1933, as amended (the "Act"), under cover of Form S-8 at the time the Optionee desires to make any exercise thereof, then the Company agrees that it will and shall be obligated to register the Option Shares promptly under the Act, on Form S-8, at the Company's sole expense. If for any reason Form S-8 is not then available for the registration of the Option Shares, then (i) the Company agrees that it will at its expense take such steps as may be required to be eligible to use Form S-8, including if necessary the filing of an appropriate registration statement under Section 12(g) of the Securities Exchange Act of 1934, as amended, at the Company's sole expense, and (ii) the term during which this Option may be exercised shall be automatically extended for the period of time from the Optionee's first request for exercise of the Option through the date the registration statement on Form S-8 becomes effective. If Form S-8 has been withdrawn and no similar form then is available, then the Company shall be required to exercise the Option Shares at its sole expense under cover of a difference available registration statement. The Optionee's right to obtain registration of the Option Shares under cover of Form S-8 or other appropriate form is judicially enforceable, and the Company shall bear and reimburse all of Optionee's expenses, including actual attorneys' fees, incurred in judicially enforcing this right.

     5. Transfer or Encumbrance of this Option Prohibited. This Option may not be transferred or assigned in any manner by the Optionee, except by will or trust upon the Optionee's death or by operation of law under the laws of descent and distribution or pursuant to a "qualified domestic relations order" as defined in the rules of the Securities & Exchange Commission. The same restriction on transfer or assignment shall apply to any heirs, devisees, beneficiaries or other persons acquiring this Option or an interest herein under such an instrument or by operation of law. Further, this Option shall not be pledged, hypothecated or otherwise encumbered, by operation of law or otherwise, nor shall it be subject to execution, attachment or similar process.

     6. Change in Control of the Company. If there shall occur a change in control of the Company while any Option Shares remain subject to this Option, then this Option shall become immediately exercisable, notwithstanding Paragraph 2 hereof, and such exercisability shall terminate only upon the termination date set forth in Paragraph 2 hereof, notwithstanding the provisions of Paragraph 7 hereof concerning acceleration of the termination date. For purposes of this Agreement, a 11 change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as in effect on the date hereof; provided, that, without limitation, such a change in control shall be deemed to have occurred if
(i) any  "person"  (as such term is used in Sections  13(d) and  14(d)(2) of the

Exchange Act)  becomes  the   beneficial  owner,  directly  or  indirectly,  of
securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, of if (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof.

     7. No Rights as Stockholder. The Optionee shall have no rights as a stockholder with respect to Option Shares until the date of issuance of a stock certificate for such shares. No adjustment for dividends, or otherwise, except as provided in Paragraph 10, shall be made if the record date therefor is prior to the date of exercise of such Option.

     8. Changes in the Company's Capital Structure. The existence of this Option shall not limit or affect in any way the right or power of the Company or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Option Shares or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise. However,

     a. If, prior to the Company's delivery of all the Option Shares subject to this Option, the Company shall: (i) effect a subdivision (split) or combination (reverse split) of shares of other capital readjustment, the payment of a common stock dividend, or other increase or reduction of the number of shares of common stock outstanding, without receiving compensation therefor in money, services or property, then (A) in the event of an increase in the number of such shares outstanding, the Purchase Price shall be proportionately reduced and the number of Option Shares then still purchasable shall be proportionately increased; and (B) in the event of a reduction in the number of such shares outstanding, the Purchase Price payable per share shall be proportionately increased and the number of Option Shares then still purchasable shall be proportionately reduced or (ii) effect any changes in the nature of a recapitalization which changes the class or type of shares of the Company herein defined as "Option Shares" into a different class or type of shares, then this Option shall thereafter permit the purchase of such number of the different class or type of shares as is equal to the number of Option Shares purchasable, as it may be adjustable for any subdivision or combination.

     b. If while this Option remains outstanding the Company is reorganized, merged, consolidated or party to a plan of share exchange with another corporation, or if the Company sells or otherwise disposes of all or substantially all its property or assets to another corporation, then subject to the provisions of clause (ii) below, (i) after the effective date of such reorganization, merger, consolidation, exchange or sale, as the case may be, the Optionee shall be entitled, upon exercise of this Option, to receive, in lieu of the Option Shares, the number and class of shares of such stock, other securities, cash and other property or rights as the holders of shares of the Company's common stock received pursuant to the terms of the reorganization, merger, consolidation, exchange or sale and to which he would have been entitled if, immediately prior to such reorganization, merger, consolidation, exchange or sale, he had been the holder of record of a number of shares of common stock equal to the number of Option Shares as to which this Option shall be so exercised; and (ii) this Option may be canceled by the Board of Directors of the Company as of the effective date of any such reorganization, merger, consolidation, exchange or sale; provided that (x) such reorganization, merger, consolidation, exchange or sale results in a change in control of the Company rather than a mere change of form or domicile of the Company,
          (y) written notice of such cancellation is given to the Optionee or other holder of this Option not less than 45 days prior to such effective date, and (z) the Optionee or other holder shall have the right to exercise the Option in full during such 45-day period preceding the effective date of such reorganization, merger, consolidation, exchange or sale.

     C. In case the Company shall determine to offer to the holders of its common stock to subscribe pro rata for any new or additional shares of common stock, or any securities convertible into common stock, then the Optionee shall be entitled to participate in such pro rata offering in the manner and to the same extent as if this Option had been exercised at the Purchase Price then i n effect and the number of Option Shares then purchasable upon exercise hereof had been issued to the Optionee pursuant to the terms hereof.

     d. Except as hereinbefore expressly provided, the issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the Purchase Price or the number of Option Shares then subject to this Option.

     9. Withholding Taxes. Pursuant to applicable federal and state laws, the Company may be required to collect withholding taxes upon any exercise of this Option. The Company may require, as a condition to any exercise of this Option, that the Optionee concurrently pay to the Company the entire amount or a portion of any taxes which the Company is required to withhold by reason of such exercise, in such amount as the Board of Directors or Compensation Committee of the Board in its discretion may determine. In lieu of part or all of any such payment, the Optionee may elect, with the consent of the Board of Directors or Compensation Committee, to have the Company withhold from the Option Shares to be issued upon exercise of this Option that number of shares having a fair market value equal to the amount which the Company is required to withhold.

     10. Notices, etc. Any notice hereunder by the Optionee shall be given to the Company in writing, and such notice and any payment by the Optionee hereunder shall be deemed duly given or made only upon receipt thereof at the Company's office at 1720 W. Placita de Santos, Tucson, Arizona, 85704, or at such other address as the Company may designate by notice to the Optionee. Any notice or other communication to the Optionee hereunder shall be in writing and shall be deemed duly given or made if mailed or delivered to the Optionee at the last address as the Optionee may have on file with the Company's Secretary. This Option shall be governed under and construed in accordance with the laws of the State of Nevada (or applicable successor law if the Company should redomicile), This address shall be binding on the Company and the Optionee and all successors, assigns, heirs, devisees and personal representatives thereof.

     NOTE: This Option must match the Control copy maintained by the Company, in all particulars.

     IN WITNESS WHEREOF, the parties have executed this Stock Option as of the date first above written.

                                               CHANNEL i, INC.



         By: /s/ Charlie Rodriguez
         --------------------------------------
         Authorized Officer

ATTEST:

         By: /s/ Ray Hoag
         --------------------------------------
         Secretary or Assistant Secretary




                                                H. Jeremy Renton, Director


                                                OPTIONEE NAME AND STATUS

Exhibit 10.24

                                CHANNEL i, INC.

                                  Compensatory
                                  STOCK OPTION


     Under the Channel i, Inc. 1994 Compensatory Stock Option Plan

     THIS COMPENSATORY STOCK OPTION, dated as of January 22, 1997 (the "Date of Grant"), is granted by Channel i, Inc., a Nevada corporation ("Company"), to Ray Hoag (the "Optionee"), whose status under the Company's 1994 Compensatory Stock Option plan is described on the Signature Page hereof.

     WHEREAS, the Optionee is now an employee or director of the Company or a parent or subsidiary thereof, or an attorney, consultant, adviser or other provider of services to the Company or parent or subsidiary thereof and the Company desires to have the Optionee remain in its employ or service and desires to encourage stock ownership by the Optionee and to increase the Optionee's proprietary interest in the Company;'s success; and as an inducement thereto has determined to grant to the Optionee the option herein provided for, so that the Optionee may thereby be assisted in obtaining an interest, or an increased interest, as the case may be, in the stock ownership of the Company;

     NOW, THEREFORE,, in consideration of the covenants and agreements herein contained, the parties hereto hereby agree as follows:

     1. Grant. Pursuant to its 1994 Compensatory Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee an option (the "Option") to purchase 50,000 shares of the Company's common stock, $.001 par value per share (the "Option Shares") at the price of $0.0625 per share (the "Purchase Price" or "Exercise Price"). Both the Purchase Price and the number of Option Shares purchasable may be adjusted pursuant to Paragraph 9 hereof.

     2. Term and Vesting. The Option granted herein is fully vested on the date of grant and is exercisable in whole or from time to time in part during the period beginning on the Date of Grant, January 22, 1997 for three years, ending at 5:00 o'clock p.m. (Pacific Time) on January 22, 2000, except as provided in Paragraph 7 hereof.

     3. Exercise of Option. During the Optionee's life, this Option may only be exercised by him or her. This Option may only be exercised by presentation at the principal offices of the Company of written notice to the Company's Secretary advising the Company of the Optionee's election to purchase Option Shares, specifying the number of Option Shares being purchased, accompanied by payment. No Option Shares shall be issued until full payment is made therefor. Payment shall be made either (i) in cash, represented by bank or cashier's check, certified check or money order, (ii) by delivering shares of the company's Common Stock of the same class as the Option Shares, which have been beneficially owned by the Optionee, the Optionee's spouse, or both of them for a period of at least six (6) months prior to the time of exercise (the "Delivered Stock"), in a number equal to the number of shares of Stock being purchased upon exercise of this Option, or (iii) by delivery of shares of corporate stock registered in the Optionee's name, endorsed in blank or accompanied by an executed stock power with signature guaranteed in either case, which are freely tradeable without restriction and are part of a class of securities which has been listed for trading on the NASDAQ system or a national securities exchange, with an aggregate fair market value equal to or greater than the total purchase price of the Option Shares being purchased hereunder, or a combination of cash, Delivered Stock or other corporate shares, or (iv) by advising the Company, at the time the Option is exercised, to withhold from exercise under the Option the appropriate number of Option Shares, the aggregate market value of which on the date of exercise of the Option is equal to the aggregate cash purchase price of the Option Shares being exercised and purchased under the Option, and such withholding shall constitute full payment for the non-withheld Option Shares issued upon exercise.

     The Board of Directors (or by its designation, the Compensation Committee) shall have the authority to determine whether any corporate shares offered by the Optionee in payment of the exercise price of Option Shares are acceptable to the Company, and the Board's (or Committee's) discretion in this regard shall be absolute.

     4. issuance of Option Shares; Restrictive Legend.

     Upon proper exercise of this Option, the company shall mail or deliver to the Optionee, as promptly as practicable, a stock certificate or certificates representing the Option Shares purchased. The Company shall not be required to sell or issue any shares under the Option if the issuance of such shares shall constitute a violation of any applicable law or regulation or of any requirements of any national securities exchange upon which the Company's common stock may be listed.

     If the Option Shares purchasable have not been registered under the Securities Act of 1933, as amended (the "Act"), under cover of Form S-8 at the time the Optionee desires to make any exercise thereof, then the Company agrees that it will and shall be obligated to register the Option Shares promptly under the Act, on Form S-8, at the Company's sole expense. If for any reason Form S-8 is not then available for the registration of the Option Shares, then (i) the Company agrees that it will at its expense take such steps as may be required to be eligible to use Form S-8, including if necessary the filing of an appropriate registration statement under Section 12(g) of the Securities Exchange Act of 1934, as amended, at the Company's sole expense, and (ii) the term during which this Option may be exercised shall be automatically extended for the period of time from the Optionee's first request for exercise of the Option through the date the registration statement on Form S-8 becomes effective. If Form S-8 has been withdrawn and no similar form then is available, then the Company shall be required to exercise the Option Shares at its sole expense under cover of a difference available registration statement. The Optionee's right to obtain registration of the Option Shares under cover of Form S-8 or other appropriate form is judicially enforceable, and the Company shall bear and reimburse all of Optionee's expenses, including actual attorneys' fees, incurred in judicially enforcing this right.

     5. Transfer or Encumbrance of this Option Prohibited. This Option may not be transferred or assigned in any manner by the Optionee, except by will or trust upon the Optionee's death or by operation of law under the laws of descent and distribution or pursuant to a "qualified domestic relations order" as defined in the rules of the Securities & Exchange Commission. The same restriction on transfer or assignment shall apply to any heirs, devisees, beneficiaries or other persons acquiring this Option or an interest herein under such an instrument or by operation of law. Further, this Option shall not be pledged, hypothecated or otherwise encumbered, by operation of law or otherwise, nor shall it be subject to execution, attachment or similar process.

     6. Change in Control of the Company. If there shall occur a change in control of the Company while any Option Shares remain subject to this Option, then this Option shall become immediately exercisable, notwithstanding Paragraph 2 hereof, and such exercisability shall terminate only upon the termination date set forth in Paragraph 2 hereof, notwithstanding the provisions of Paragraph 7 hereof concerning acceleration of the termination date. For purposes of this Agreement, a "change in control" of the Company shall mean a change in control of a nature that would be required to be reported in response to Item 5(f) of
Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as in effect on the date hereof; provided, that, without limitation, such a change in control shall be deemed to have occurred if
(i) any  "person"  (as such term is used in Sections  13(d) and  14(d)(2) of the

Exchange Act) becomes the beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, of if (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof.

     7. No Rights as Stockholder. The Optionee shall have no rights as a stockholder with respect to Option Shares until the date of issuance of a stock certificate for such shares. No adjustment for dividends, or otherwise, except as provided in Paragraph 10, shall be made if the record date therefor is prior to the date of exercise of such Option.

     8. Changes in the Company's Capital Structure. The existence of this Option shall not limit or affect in any way the right or power of the Company or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Option Shares or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise. However,

     a. If, prior to the Company's delivery of all the Option Shares subject to this Option, the Company shall.- (i) effect a subdivision (split) or combination (reverse split) of shares of other capital readjustment, the payment of a common stock dividend, or other increase or reduction of the number of shares of common stock outstanding, without receiving compensation therefor in money, services or property, then (A) in the event of an increase in the number of such shares outstanding, the Purchase Price shall be proportionately reduced and the number of Option Shares then still purchasable shall be proportionately increased; and (B) in the event of a reduction in the number of such shares outstanding, the Purchase Price payable per share shall be proportionately increased and the number of Option Shares then still purchasable shall be proportionately reduced or (ii) effect any changes in the nature of a recapitalization which changes the class or type of shares of the Company herein defined as "Option Shares" into a different class or type of shares, then this Option shall thereafter permit the purchase of such number of the different class or type of shares as is equal to the number of Option Shares purchasable, as it may be adjustable for any subdivision or combination.

     b. If while this Option remains outstanding the Company is reorganized, merged, consolidated or party to a plan of share exchange with another corporation, or if the Company sells or otherwise disposes of all or substantially all its property or assets to another corporation, then subject to the provisions of clause (ii) below, (i) after the effective date of such reorganization, merger, consolidation, exchange or sale, as the case may be, the Optionee shall be entitled, upon exercise of this Option, to receive, in lieu of the Option Shares, the number and class of shares of such stock, other securities, cash and other property or rights as the holders of shares of the Company's common stock received pursuant to the terms of the reorganization, merger, consolidation, exchange or sale and to which he would have been entitled if, immediately prior to such reorganization, merger, consolidation, exchange or sale, he had been the holder of record of a number of shares of common stock equal to the number of Option Shares as to which this Option shall be so exercised; and (ii) this Option may be canceled by the Board of Directors of the Company as of the effective date of any such reorganization, merger, consolidation, exchange or sale; provided that (x) such reorganization, merger, consolidation, exchange or sale results in a change in control of the Company rather than a mere change of form or domicile of the Company,
          (y) written notice of such cancellation is given to the Optionee or other holder of this Option not less than 45 days prior to such effective date, and (z) the Optionee or other holder shall have the right to exercise the Option in full during such 45-day period preceding the effective date of such reorganization, merger, consolidation, exchange or sale.

     C. In case the Company shall determine to offer to the holders of its common stock to subscribe pro rata for any new or additional shares of common stock, or any securities convertible into common stock, then the Optionee shall be entitled to participate in such pro rata offering in the manner and to the same extent as if this Option had been exercised at the Purchase Price then i n effect and the number of Option Shares then purchasable upon exercise hereof had been issued to the Optionee pursuant to the terms hereof.

     d. Except as hereinbefore expressly provided, the issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, for cash or property, or for labor or services either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the Purchase Price or the number of Option Shares then subject to this Option.

     9. Withholding Taxes. Pursuant to applicable federal and state laws, the Company may be required to collect withholding taxes upon any exercise of this Option. The Company may require, as a condition to any exercise of this Option, that the Optionee concurrently pay to the Company the entire amount or a portion of any taxes which the Company is required to withhold by reason of such exercise, in such amount as the Board of Directors or Compensation Committee of the Board in its discretion may determine. In lieu of part or all of any such payment, the Optionee may elect, with the consent of the Board of Directors or Compensation Committee, to have the Company withhold from the Option Shares to be issued upon exercise of this Option that number of shares having a fair market value equal to the amount which the Company is required to withhold.

     10, Notices, etc. Any notice hereunder by the Optionee shall be given to the Company in writing, and such notice and any payment by the Optionee hereunder shall be deemed duly given or made only upon receipt thereof at the Company's office at 1720 W. Placita de Santos, Tucson, Arizona, 85704, or at such other address as the Company may designate by notice to the Optionee. Any notice or other communication to the Optionee hereunder shall be in writing and shall be deemed duly given or made if mailed or delivered to the Optionee at the last address as the Optionee may have on file with the Company's Secretary, This Option shall be governed under and construed in accordance with the laws of the State of Nevada (or applicable successor law if the Company should redomicile). This address shall be binding on the Company and the Optionee and all successors, assigns, heirs, devisees and personal representatives thereof

     NOTE: This Option must match the Control copy maintained by the Company, in all particulars.

     IN WITNESS WHEREOF, the parties have executed this Stock Option as of the date first above written.

                                                   CHANNEL i, INC.




         By /s/ Charlie Rodriguez
         ---------------------------------
         Authorized Officer

ATTEST:

         By /s/ Ray Hoag
         ----------------------------------
         Secretary or Assistant Secretary

                                                    Ray Hoag, Director
                                                    OPTIONEE NAME AND STATUS

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April __, 1997         CHANNEL i INC.




                            By /s/ Robert G. Clarke
                               -----------------------------------
                              Robert G. Clarke, President, Chief
                              Executive and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                     Title                           Date



 /s/ Robert G. Clarke
 ........................... President, Chief Executive           04/28/97
     Robert G. Clarke       Officer, Chief Financial Officer,
                            Director




  /s/ Walter J.K. Pickering
 ............................Vice President, Director             04/28/97
      Walter J.K. Pickering




  /s/ Charlie Rodriguez
 ........................... Director                            04/28/97
      Charlie Rodriguez