Form 10-Q
period 1997-03-31
CHANNEL I INC
filed 1997-05-21
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                   Form 10-QSB


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31ST, 1997.


                         Commission file number 0-25680


                                 CHANNEL i INC.
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                         33-0264030
(State or other jurisdiction of                                (IRS Employer
 incororation or organization)                            Identification Number)



                  700 - 555 West Hastings St., Vancouver, BC.,
                 Canada, V6B 4N5 (Address of principal executive
                         offices and Zip (Postal) Code)

                                 (604) 482-1211
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to such  filing  requirement  for the  past  90  days. Yes...X;  No....


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date[GRAPHIC OMITTED]:
May 16th, 1997 - 7,877,559 Common shares, $.001 par value.

                                  CHANNEL i INC
                                  FORM 10 - QSB
                      For the Period Ended March 31st, 1997


                                      INDEX

                                                                           Page
PART I.           FINANCIAL INFORMATION...................................     3


Item 1.           Financial Statements....................................     3

                  Balance Sheets..........................................     3

                  Statement of Operations.................................     4

                  Statement of Cash Flows.................................     5

                  Notes to Financial Statements...........................     6

Item 2.           Management's Discussion and Analysis or Plan of
                  Operation



PART II           OTHER INFORMATION......................................      9


Item 6.           Exhibits and Reports on Form 8-K
                           Signature....................................       9


PART I.           FINANCIAL INFORMATION


Item 1.           Financial Statements.


The financial statements for Channel i Inc., (the "Company"), for the three months ended March 31st, 1997 and 1996 include, in the opinion of the Company, all adjustments, (which consist only of normal recurring adjustments), necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31st, 1997 are not necessarily indicative of results of operations which will be realized for the year ending December 31st, 1997. The financial statements should be read in conjunction with the Company's form 10-KSB for the year ended December 31st, 1996.




                                 CHANNEL i INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 As at March 31
                                                                       1997          1996
                                                                       ----          ----

ASSETS
CURRENT ASSETS
Cash ...........................................................    $   58,059      $  3,435
Deposit ........................................................          --           5,500
Accounts Receivable ............................................        52,500          --
Trade Name .....................................................          --          22,189
Other ..........................................................        99,719        18,620
                                                                    -----------   ----------
Total Current Assets ...........................................       210,278        49,744
                                                                    -----------   ----------

EQUIPMENT
Equipment and Fixtures .........................................          --          96,709
Less Accumulated depreciation ..................................          --         (43,376)
                                                                    -----------   -----------
Net Equipment ..................................................          --          53,333
                                                                    -----------   -----------

Total Assets ...................................................   $   210,278   $   103,077
                                                                    -----------   ===========


LIABILITIES
CURRENT LIABILITIES
Accounts Payable ...............................................   $    46,260   $    65,675
Accrued Liabilities ............................................        58,239        58,538
Loan payable - Affiliate .......................................          --           2,658
Advance on sale of stock .......................................        84,376       498,540
Capitalized leases payable - current ...........................          --           3,338
                                                                   -----------   -----------
Total Current Liabilities ......................................       188,875       628,749
                                                                   -----------   -----------

LONG TERM LIABILITIES
Capitalized leases payable .....................................          --           7,007
                                                                   -----------   -----------
Total Liabilities ..............................................       188,875       635,756
                                                                   -----------   -----------

STOCKHOLDERS EQUITY
Preferred stock, $.00001 par value: authorized 5,000,000 shares:          --            --
                                                                   -----------   -----------
issued and outstanding 0 shares as if March 31, 1997 and 1996

Common Stock, $.001 par value: authorized 50,000,000 shares: ...         7,478         4,606
                                                                   -----------   -----------
issued and outstanding 7,377,559 and 4,606,601 shares at
March 31, 1997 and 1996 respectively ...........................
Paid in capital ................................................     2,615,781     1,998,612
Accumulated deficit ............................................    (2,601,856)   (2,535,897)
                                                                   -----------   -----------
Total Stockholder's Equity .....................................        21,403      (532,679)
                                                                   -----------   -----------

Total Liabilities and Stockholder's Equity .....................   $   210,278   $   103,077
                                                                   ===========   ===========






                                 CHANNEL i INC.
                          (A Development Stage Company)
                             Statement of Operations
                      For the three months ending March 31


                                                                              Inception
                                                                             August 6, 1987
                                                   1997        1996        to March 31, 1997
                                                 --------     -------      -----------------
REVENUES
Administrative services ...................       $  --        $   --       $  25,304
Interest income ...........................          --            --          14,452
Other income ..............................        30,310          --          34,122
                                                 --------     -------       ---------
Total Revenue .............................        30,310          --          73,878
                                                 --------     -------       ---------


EXPENSES
Salaries and benefits .....................          --         1,239         327,706
Professional fees .........................        13,000      16,712         247,000
Interest ..................................            13         --            9,577
Consulting fees ...........................         6,250      23,406         944,874
Research and development ..................          --           --           85,698
Administrative costs ......................         1,853      19,148         932,405
Depreciation / loss on sale of fixed assets        13,855         --          128,477
                                                 --------     -------       ---------
Total Expenses ............................        34,971      60,505       2,675,737
                                                 --------     -------       ---------

Net  (Loss) ...............................      $ (4,659)   $(60,505)    $ 2,601,859
                                                 --------     -------       ---------

(Loss) per share ..........................      $(0.0008)   $ (0.013)   $    (1.713)
                                                 ========    ========       =========


Weighted Average Number of
Common Shares Outstanding .................     5,507,597     4,606,061     1,518,879
                                                 ========    ========       =========







                                                         CHANNEL i INC.
                                                  (A Development Stage Company)
                                                    Statements of Cash Flows
                                        Increase (Decrease) in Cash and Cash Equivalents


                                                                               Inception
                                                                             August 6, 1987
                                                      1997        1996        to March 31, 1997
                                                    --------     -------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ....................................    $   (4,659)   $(60,505)   $   (2,601,859)
Adjustments to reconcile net (loss) to cash
Depreciation / loss on sale of fixed assets ...        13,855           9           159,473
Changes in Assets and liabilities
  Accounts Receivable .........................       (52,500)          --          (52,500)
  Trade name ..................................        22,189           --
  Other assets ................................      (101,170)      10,106         (101,527)
  Accounts payable ............................       (27,341)     (39,229)          46,260
  Accrued liabilities .........................          --         36,808           58,239
                                                    -----------    -----------   ----------
Net Cash Flows Used for Operating Activities ..      (149,626)     (52,811)      (2,491,914)
                                                    -----------    -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment ......................          --          3,218         (164,326)
Organizational costs ..........................          --             --           (1,035)
                                                    -----------    -----------   ----------
Net Cash Flows used for Investing .............          --         (3,218         (165,361)
                                                    -----------    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from affiliate ..........................          --             --           12,456
Payments of loans from affiliate ..............          --             --           (9,799)
Proceeds from lease obligations ...............          --             --           58,822
Payments on lease obligations .................          --           (2,613)       (55,589)
Advance on sale of stock ......................        84,376         43,483         84,376
Sale of stock, net of offering costs ..........       121,500           --        2,623,259
                                                    -----------    -----------    ---------
Net Cash Flows Provided by Financing Activities       205,876         40,870      2,713,525
                                                    -----------    -----------   ----------

Net increase in cash ..........................        56,250         (8,723)        56,250

Cash and cash equivalents - Beginning of period         1,809         12,158          1,809
                                                    -----------

Cash and cash equivalents - End of period .....     $  58,059$     $   3,435       $ 58,059
                                                    ===========    ===========    =========


NON-CASH ACTIVITIES
1,988,000 shares of common stock have been issued for services performed since inception. During the first quarter on 1997, the Company gave equipment with a cost of $22,189 to former directors as compensation.

                                 CHANNEL i INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                        March 31, 1997 and March 31, 1996

     NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Channel i Inc. (formerly Channel i Limited and Athena Ventures, Inc.) (the Company ) was incorporated on August 6, 1987 under the laws of the State of Nevada. The Company is a development stage company. On November 4, 1993, the Company acquired 100 percent of the issued and outstanding shares of Channel i PLC (PLC), a public limited company incorporated under the laws of England and Wales which resulted in PLC being a wholly owned subsidiary of the Company.

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

     Equipment

     Depreciation on equipment, furniture and fixtures is provided on the straight-line method with asset lives of five to seven years for the assets placed in service. Depreciation expense for the three months ended March 31, 1997 and 1996 was $nil an $9.00 respectively.

     Principles of Consolidation

     The consolidated financial statements for the three months ended March 31, 1997 and 1996 include the accounts of Channel i Inc. and Channel i PLC. All significant intercompany transactions and account balances have been eliminated.

     Research and Development

     Research and development costs are expensed as incurred.

     Foreign Currency Transactions

     Assets and liabilities denominated in foreign currencies are translated into United States dollars using the average exchange in effect at March 31, 1997 and 1996.

     Revenue and expense transaction gains and losses are recorded at the exchange rates prevailing at the time the transaction took place. Currency transaction gain or losses are included in general and administration expenses.

     Cash Equivalents

     For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with maturities of three months or less.

NOTE 2:  ACQUISITION

     On November 4, 1993, the Company acquired 100 percent of the 1,000,000 shares of common stock outstanding of PLC in exchange for the Company issuing 400,000 shares of common stock valued at $2,500. The transaction was accounted for as a purchase under Accounting Principles Board Opinion No. 16. As part of the transaction, the parties agreed to place 400,000 shares of common stock into an escrow account, whereby the escrowed shares would be released over a period of time based upon performance. During 1994, 349.998 of the escrowed shares were released. The remaining 50,002 shares were cancelled in 1996 because the relevant conditions of the escrow agreement were not met.

     On May 13, 1997, the Company entered into an agreement to acquire 100 percent of the 1,600 common stock and 1,600 preferred stock outstanding of Major Wireless Communications Inc. (Major Wireless) in exchange for the Company issuing 4,000,000 shares of voting, convertible preferred stock valued at $4,000.00. As part of the transaction, the parties agreed that the said shares would be released over a period of time based upon performance. No shares have been released to date.

NOTE 3:  LOAN PAYABLE - AFFILIATE

     Loan  Payable  -  Affiliate   represents  the  amount  of  unsecured  loans
outstanding to the directors of PLC. As of March 31, 1997 and 1996, loans payable totaled $2,657 and $2,657 respectively.

NOTE 4: CAPITALIZED LEASES PAYABLE

         At March 31, 1996, PLC has the following capitalized lease obligations:

                                           1996
                                         ---------
         Total leases payable .........  $  10,345
         Less current maturities.......      3,338
         Long-term portion.............  $   7,007
                                         ---------

NOTE 5:  STOCKHOLDER'S EQUITY

     Common Stock

     On November 4, 1993 the Company issued 800,000 shares of common stock valued at $5,000 to officers for prior services.

     On November 15, 1993, the Company entered into a private placement to raise at least $250,000 through the sale of 500,000 shares of its common stock.

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

     During the year ended December 31, 1996, the Company aided $43,484, in addition to the previous advance, through a private placement of 628,500 shares of its common stock.

     During the three months ended March 31, 1997, the Company raised $89,250 through a private placement of 1,785,000 shares of its common stock.


     Preferred Stock

     In December, 1994, the Company authorized for issuance 5,000,000 shares of 9% Cumulative Convertible Preferred Stock.

     During the first quarter, cash was received in advance of stock sales totaling $84,376.

NOTE 6: COMMITMENTS

     Agreements

     The Company has entered into employment and consulting agreements with various parties. Under these agreements, the parties currently own options to purchase 967,000 shares of the Company's common stock at $.0625 per share.
Option shares are exercisable until January 22, 2000. In addition, in January and February, 1997, the Company issued 508,800 shares of common stock for services rendered.

     Stock Sales

     In February, 1997, the Company offered for sale 1,785,000 shares of common stock units, with four warrants attached and 596,250 preferred stock units, with three common stock warrants attached. The 1,785,000 shares were issued March 24, 1997. The preferred offering was closed at 298,125 units.

NOTE 7:  INCOME TAXES

     Channel i Inc. incurred an operating loss for the three months ended March 31, 1997 and 1996 of $4,659 and $60,505, respectively. During the year ended December 31,1993, the Company adopted FASB No. 109.

     As of December 31, 1996 and 1995, the Company had net operation loss carryforwards of $1,460,089 and $1,398,818, respectively, respectively, which expire between the year 2005 - 2012.


NOTE 8: GOING CONCERN AND DISCONTINUED OPERATIONS

     At March 31, 1997 and 1996, the Company has not generated revenues from operations.

     During 1997, management will review the operation potential of Channel i PLC, a wholly owned English subsidiary.



Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31st, 1997.

Forward-Looking Information.

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statement reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.


Liquidity and Capital Resources.

     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company raised a total of approximately $283,000.00, since the year ended December 31st, 1996, from the sale of securities. The details of these offerings were set out in a Form 8-K filed with respect to each. The proceeds from these issues have and will continue to be used with respect to maintaining the on-going operation of the Company and put toward acquiring all issued and outstanding shares of Major Wireless Communications Inc., ("Major Wireless"), a Canadian development stage company, incorporated under the laws of the Province of British Columbia.

     The Company currently has no full time employees and little in the way of general or administrative overhead expenses. With the acquisition of Major Wireless the Company will be endeavoring to assist Major Wireless in the financing of its operations.

     An agreement for the purchase of the said shares of Major Wireless was executed on the 13th day of May, 1997 with closing expected to occur on or before the 26th day of May, 1997. A current report with respect to this agreement and acquisition is currently being prepared and will be filed on a Form 8-K.

     The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "CHLI" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors and, at the present time, is working exclusively on the acquisition of Major Wireless and its operations.


Results of Operations - First quarter 1997

     During the first quarter of the year, the Company incurred a net loss of $4,659. Expenses in the first quarter related primarily to miscellaneous operating and professional costs. Activities in this quarter centered around the preliminary steps required in the acquisition of Major Wireless. This included the preliminary reservation of the name "WaveRider Communications Inc." with the office of the Secretary of State, State of Nevada. It is the intention of the Company to change its name to that so reserved, now that the agreement for the acquisition of Major Wireless has been executed.


Results of Operations - First quarter 1996

     During the quarter ended March 31st, 1996 the Company incurred a net loss of $60,505 and as at March 31, 1996 had available cash of $3,435 and current liabilities of $628,756. No income has been earned from operations nor was any expected to be earned. Throughout the period the Company's focus was on the securing of additional financing through the private placement of equity securities and the negotiation of new business opportunities with other companies and investors. For the period no results were achieved from these efforts.



PART II. OTHER INFORMATION


Item 2.  Changes in Securities.



a) On February 18th, 1997, by resolution of the Board of Directors a stock reduction, (reverse split), of the Common stock of the Company at a ratio of 5 to 1 was approved. This resolution was subject to the filing of a Certificate of Amendment reflecting such reduction, with the Secretary of State of the State of Nevada. Subsequently, after consultation with the Investment community, the Directors decided not to proceed with such reduction and at this time have no intention to so proceed.


c) On January 22nd, 1997, 308,000 shares of Common Stock were authorized to be issued to Mr. Charlie Rodriguez, a Director of the Company, in lieu of reimbursement for expenses incurred during 1996 and 1997 totaling $19,250.

     On February 3rd, 1997, and again on March 24th, 1997, 100,000 shares of Common Stock were issued to Mr. John D. Brasher, Attorney for the Company in lieu of payment of legal fees.

     The said issues were all based on a market value of $0.0625 per Common Share of the Company's stock and were authorized pursuant to the 1994 Compensatory Stock Option Plan of the Company. These shares have been registered on Form S-8 and are not restricted.




Item 6.Exhibits and Reports on Form 8-K


(a)    Exhibits

       None


(b)    Reports on Form 8-K

       February 2nd,  1997  - Change of Directors.

       February 3rd, 1997 - Sales of Equity Securities Pursuant to Regulation S.

       February 6th, 1997 - Sales of Equity Securities Pursuant to Regulation S.



Signatures:


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,



                                          Channel i Inc.



Date:
     ----------------------              Signature

                                         Robert Clarke,
                                         President, Chief Executive Officer and
                                         Chief Financial Officer.