Form 10QSB
period 1997-06-30
WAVERIDER COMMUNICATIONS INC
filed 1997-08-21
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30th, 1997.



                         Commission file number 0-25680


                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                           33-0264030
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

          700 - 555 West Hastings St., Vancouver, BC., Canada, V6B 4N5 (Address of principal executive offices and Zip (Postal) Code)

                                 (604) 482-1211
                           (Issuer's telephone number)

                                 CHANNEL i INC.
              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                        Yes...X.... No..........


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 19, 1997 Common shares 13,042,349; $.001 par value, Preferred Shares 4,127,439.

Transitional Small Business Disclosure Format:   (check one):
Yes..............        No........X.......

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                      For the Period Ended June 30th, 1997


                                      INDEX

                                                                            Page


PART I. FINANCIAL INFORMATION                                                2


Item 1.  Financial Statements                                                2-3

         Balance Sheets                                                      4

         Statement of Operations                                             5

         Statement of Cash Flows                                             6

         Notes to Financial Statements                                       7


Item 2. Management's Discussion and Analysis or Plan of Operation            11



PART II. OTHER INFORMATION                                                   13



Item 5.  Other Information                                                   13


Item 6.  Exhibits and Reports on Form 8-K                                    13


         Signatures                                                          29

PART I. FINANCIAL INFORMATION


     Item 1. FINANCIAL STATEMENTS

     The Financial statements for the three months ended June 30, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended June 30, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's Form 10Q-KSB for the three months ended March 31, 1997.

Unaudited Consolidated Financial Statements





                         WAVERIDER COMMUNICATIONS INC.
                           (Formerly Channel i Inc.)
                         ( A Development Stage Company)

          Quarter ended June 30, 1997 and year ended December 31, 1996



     The Financial statements for the three months ended June 30, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended June 30, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's Form 10Q-KSB for the three months ended March 31, 1997.

                          WaveRider Communications Inc.
                            (Formerly Channel i Inc.)
                         ( A Development Stage Company)
                                 Balance Sheets
          Quarter ended June 30, 1997 and year ended December 31, 1996

                         June 30, 1997 December 31, 1996

                                                 (Unaudited)       (Audited)
                                                --------------------------------
CURRENT ASSETS
 Cash and Equivalents .........................  $     21,351   $      1,809
 Accounts Receivable....                               74,897              -
 Trade Name ...................................             -         22,189
 Other ........................................        22,105         (1,452)
                                                 ------------   ------------
                           Total Current Assets  $    118,353   $     22,546
                                                 ------------   ------------

EQUIPMENT
 Equipment and Fixtures .......................  $    219,421   $     27,712
 Less Accumulated depreciation  ...............             -        (13,857)
                                                 ------------   ------------
      Net Equipment ...........................  $    219,421   $     13,855
                                                 ------------   ------------
         Total assets .........................  $    337,774   $     36,401
                                                 ============   ============

LIABILITIES
CURRENT LIABILITIES

 Accounts Payable .............................   $    76,968    $    73,602
 Accrued Liabilities ..   .....................        66,129         58,239
 Loan Payable-Affiliate .......................       134,267              -
 Advance on sale of stock  ....................        76,012              -
 Capitalized leases payable-current ...........            --              -
                                                 ------------   ------------
      Total Current Liabilities ...............  $    353,376   $    131,841
                                                 ------------   ------------

LONG TERM LIABILITIES
 Capitalized leases payable ...................  $         --   $          -
                                                 ------------   ------------
     Total liabilities ........................  $    353,376   $    131,841
                                                 ============   ============

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value:
authorized 5,000,000 shares: issued
and outstanding  4,000,000 shares as of
June 30, 1997 0 at December 31,1996 ...........   $     4,000    $       --

Common  Stock  $.001  par  value;
authorized  50,000,000  shares;  issued  and
outstanding 10,458,809 and 5,184,559 shares
at June 30,1997 and
December 31,1996, respectively ................        10,459          5,185

 Paid in capital ..............................     2,806,581      2,496,574
 Accumulated deficit ..........................    (2,836,642)    (2,597,199)
                                                 ------------   ------------
      Total Stockholder's Equity ..............  $    (15,602)  $    (95,440)
                                                 ------------   ------------

                                                 ------------   ------------
Total Liabilities and Stockholder's Equity ....  $    337,774   $     36,401
                                                 ============   ============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                            (Formerly Channel i Inc.)
                         ( A Development Stage Company)
                            Statements of Operations
                          Quarter Ending June 30, 1997

                                                                                               Inception
                                                                      Six Months Ended         (August 6
                                                                      ----------------          1987) to
                                     Quarter Ended June 30                 June 30,             June 30,
                                  ---------------------------          ---------------        ------------
                                      1997            1996           1997           1996           1997
                                      ----            ----           ----           ----           ----
REVENUES
Administrative services .......   $        --    $        --    $        --    $        --    $    25,304
Interest Income ...............            22             --             22             --         14,474
Other Income ..................            --             --         30,310             --         34,122
                                  -----------    -----------    -----------    -----------    -----------
Total Revenue .................   $        22    $        --    $    30,332    $        --    $    73,900
                                  -----------    -----------    -----------    -----------    -----------


EXPENSES
Salaries and Benefits .........   $    49,642    $        --    $    49,642    $     1,239    $   377,348
Professional fees .............         4,402             --         17,402         16,712        251,402
Interest ......................           100             --            113            --           9,677
Consulting fees ...............        32,058         14,832         38,308         38,238        976,932
Research and Development/Lab...       118,452             --        118,452          --           204,150
Administrative cost-other .....        30,150         38,131         32,003         57,279      1,009,321
Depreciation and Loss on Sale..            --             --         13,855         --             81,712
                                  -----------    -----------    -----------    -----------    -----------
TOTAL EXPENSE .................   $   234,804    $    52,963    $   269,775    $   113,468    $ 2,910,542
                                  ===========    ===========    ===========    ===========    ===========

Net (Loss) ....................   $  (234,782)   $   (52,963)   $  (239,443)   $  (113,468)   $(2,836,642)
                                  ===========    ===========    ===========    ===========    ===========

Income (loss ) per share ......   $    (0.03)    $     (0.01)   $     (0.04)   $     (0.02)   $     (1.70)
                                  ===========    ===========    ===========    ===========    ===========

Weight Average Number of Common
Shares Outstanding  ...........     7,510,320      5,184,559      6,150,013      5.184,559      1,672,912
                                  ===========    ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (Formerly Channel i Limited)
                         ( A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                     Inception
                                                                                    August 6,1987
                                                       Six Months Ended June 30      to June 30
                                                     ---------------------------    -------------
                                                         1997             1996          1997
                                                         ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................   $  (239,443)   $  (113,468)   $(2,836,642)
Adjustments to reconcile net (loss) to cash  .....            --             --             --
 Depreciation ....................................            --             --         67,857
 Loss on sale of fixed assets ....................        13,855         37,484         91,616
 Increase in accounts receivable ..................       74,897             --        (74,897)
 Increase in trade name ..........................        22,189             --             --
 Decrease (increase) in other assets .............       (23,557)        28,726        (22,105)
 Increase (decrease) in accounts payable .........       (10,023)       (20,850)        76,968
 Increase (decrease) in accrued liabilities ......         7,890         28,795         66,129
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Operating Activities .   $  (283,940)   $        --    $(2,631,074)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .......................   $  (219,421)   $        --    $  (383,747)
  Organizational Costs ...........................            --             --         (1,035)
                                                     -----------    -----------    -----------
    Net Cash Flows Used for Investing Activities .   $  (219,421)   $        --    $  (384,782)
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Affiliate ............................       134,267        (2,657)        146,723
 Payment of loans from Affiliate .................        (2,657)        7,005         (12,456)
 Proceeds from lease obligations .................            --            --          58,822
 Payments on lease obligations ...................            --        (5,985)        (55,589)
 Advance on sale of stock  .......................        76,012      (455,057)         76,012
 Sale of stock, net of offering costs ............       315,281        498,541      2,780,993
                                                     -----------    -----------    -----------
   Net Cash Flows Provided by Financing Activities   $   522,903    $    27,837    $ 2,994,505
                                                     -----------    -----------    -----------

Net increase in cash .............................   $    19,542    $   (11,476)   $    21,351
Cash and cash equivalents-beginning of period ....         1,809         12,158             --
                                                     -----------    -----------    -----------
Cash and cash equivalents-end of period ..........   $    21,351    $       682    $    21,351
                                                     ===========    ===========    ===========


                 See accompanying notes to financial statements.


NON-CASH ACTITIES
1,988,000 shares of common stock have been issued for services performed since inception.

                          WaveRider Communications Inc.
                          (Formerly Channel i Inc.)
                         ( A Development Stage Company)
                          Notes to Financial Statements
                       June 30,1997 and December 31, 1996



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WaveRider Communications Inc. (formerly Channel i Inc.) (the Company) was incorporated on August 6, 1987 under the laws of the State of Nevada. The
Company is a development stage company. On November 4, 1993, the Company acquired 100 percent of the issued and outstanding shares of Channel i PLC
(PLC), a public limited company incorporated under the laws of England and Wales which resulted in PLC becoming a wholly owned subsidiary of the Company. On May 13, 1997 the Company acquired 100% of the issued and outstanding shares of Major Wireless Communications Inc. (MWCI), a private limited company incorporated under the laws of the Province of British Columbia, Canada.

     Basis of Accounting

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Equipment

     Depreciation on equipment, fixtures and computer software is provided on the straight line method with asset lives of three to seven years for the assets placed in service. Leasehold improvements are amortized over the first term of their respective lease. Depreciation expense for the six months ended June 30, 1997 and the year ended December,1996 was $nil and $5,221 respectively. Depreciation and amortization was not taken in this quarter as all capital assets are newly acquired and in a start up mode.

     Principles of Consolidation

     The consolidated financial statements for the six months ended June 30, 1997 and 1996 include the accounts of WaveRider Communications Inc., Channel i PLC and Major Wireless Communications Inc. All significant inter-company transactions and account balances have been eliminated.

    Research and Development

     Research and development costs are expensed as incurred.

     Foreign Currency Transactions

     Assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange in effect at June 30, 1997 and December 31, 1996.

     Revenue and expense transaction gains and losses are recorded at the exchange rate prevailing at the time the transaction took place. Currency transaction gains or losses are included in general and administration expenses.

     Cash Equivalents

     For purposes of the Statement of Cash Flows, cash equivalents are defined as investments with maturities of three months or less.

NOTE 2: ACQUISITION


     On May 13, 1997, the Company acquired 100 percent of the 1,600 common stock and 1,600 preferred stock outstanding of Major Wireless Communications Inc. in exchange for the Company issuing 4,000,000 shares of Series B Voting Convertible Preferred Stock with a par value of $0.001 per share (the "preferred shares"). The preferred shares are convertible into common shares at a ratio of 10 common shares for each preferred share. The preferred shares are held in escrow and will be released to the previous shareholders of MWCI on the occurrence of certain performance-related events. In the event that any of the events have not occurred by May 13, 2002, the remaining preferred shares will be cancelled by the Company. This expiry date may be extended by up to two years at the discretion of the Company's Board of Directors. No shares have been released to date.

     The acquisition of MWCI has been accounted for using the purchase method of accounting with the purchase price assigned to the net assets acquired based on their fair values at the time of acquisition. As the shares become releasable from escrow in the future, such shares will be recorded at their fair market value at the date the release test is met. The carrying value of the deficit of MWCI, being the deemed excess purchase price at the date of acquisition, has been assigned to research and development and expensed for accounting purposes.

NOTE 3:  STOCKHOLDER'S EQUITY


     Common Stock

     During the year ended December 31, 1996, the Company completed a private placement of 628,500 shares of its common stock for $498,531.

     In the first quarter of 1997, the Company raised $89,250 through a private placement of 1,785,000 units of its common stock. Series A warrants were attached entitling the holders to purchase additional 7,140,000 shares for $446,250 on or before August 3, 1997. Warrants for 8,943,750 common shares for $939,093.75 were issued with the preferred share units in the second quarter.

     Preferred Stock

     In the second quarter of 1997 the Company completed a private placement of 298,125 units of Series A Convertible Preferred Stock for $ 193,781.25, immediately convertible into 2,981,250 common shares with a par value of $0.001 per share. The units have warrants for common shares, expiring February 6, 1998, for 2,981,250 at $0.085, 2,981,250 at $0.105, and 2,981,250 at $0.125 per share for series B, D, and E respectively.


NOTE 4: COMMITMENTS

     Agreements

     The Company has entered into employment and consulting agreements with various parties. Under these agreements, the parties currently hold options to purchase 967,000 shares of the Company's common stock at $.0625 per share.
Option shares are exercisable until January 22, 2000. In addition, in January and February, 1997, the Company issued 508,800 shares of common stock for services rendered. In May the Company authorized an additional 300,000 common shares for services rendered.

     On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares at $0.25 per share and an Employee Compensation
(1997) Plan for 2,500,000 common shares at $0.25 per share. No shares have been issued under either plan to June 30, 1997.

     Stock Sales

     In 1997, the Company offered for sale 1,785,000 shares of common stock units, with four warrants attached and 298,125 preferred stock units, with thirty common stock warrants attached. The 1,785,000 share issue closed February 3, 1997. The preferred offering was completed February 10, 1997.

NOTE 5:  INCOME TAXES

     WaveRider Communications Inc. incurred an operating loss for the quarter ended June 30,1997 and the year ended December 31,1996 of $234,782 and $52,963, respectively. The second quarter loss includes pre-acquisition losses of MWCI of $107,148, expensed as Research and Development.

     As of December 31, 1996 and 1995, the Company had net operating loss Carry-forwards of $1,460,089 and $1,398,818, respectively, which expire between the years 2005 - 2012.


NOTE 6: GOING CONCERN AND DISCONTINUED OPERATIONS

     At June 30, 1997 and December 31, 1996, the Company has not generated revenues from operations.

     During 1997, management will review the operation potential of Channel i PLC, a wholly owned English subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30th, 1997.

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

Liquidity and Capital Resources.

The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors and, at the present time, is working exclusively on the funding of the Major Wireless Communications inc. ("Major Wireless"). Major Wireless Communications Inc. is a Canadian development stage company, incorporated under the laws of the Province of British Columbia. The majority of funds raised have been allocated to the development of Major Wireless' WaveRiderTM products.

The Company sold no securities during the Second Quarter 1997, but since June 30th has raised $464,100 from the exercise of warrants which were issued as part of the private placements completed in the First Quarter 1997. The details of these offerings were set out in a Form 8-K filed with respect to each. The proceeds from these issues have and will continue to be used with respect to maintaining the on-going operation of the Company and put toward the development of the WaveRiderTM product line.

Current Activities

The Company currently has no full-time employees and little in the way of general or administrative overhead expenses. With the completion of its acquisition, Major Wireless became a wholly-owned subsidiary of the Company. Major Wireless currently has ten full-time employees all of whom are directly involved in or supportive of R&D activities. Currently, the Company is not contemplating a significant change in its number of employees.

The purchase of the shares of Major Wireless was completed in May 1997. A report with respect to this agreement and acquisition is was prepared and filed on a Form 8-K.

Results of Operations - Second Quarter 1997

During the second quarter of the year, the Company incurred a net loss of $234,804. Expenses during the second quarter related primarily to R&D costs and the salaries and benefits of personnel engaged in R&D. Activities during the quarter centered around the completion of the acquisition of Major Wireless and the continuing development of Major Wireless' WaveRiderTM products. A closely related event was the change in the company's name to "WaveRider Communications Inc." .

Results of Operations - Second Quarter 1996

During the quarter ended June 30th, 1996 the Company incurred a net loss of $52,963 and as at June 30, 1996 had available cash of $682 and current liabilities of $134,548. No income was earned from operations nor was any expected to be earned. Throughout the period the Company's focus was on the securing of additional financing through the private placement of equity securities and the negotiation of new business opportunities with other companies and investors. For the period no results were achieved from these efforts.

PART II. OTHER INFORMATION


Item 5. Other Information

On June 10th, 1997 the Company authorized and approved an Employee Stock Compensation Plan called the "Employee Stock Compensation (1997) Plan and an Employee Stock Option Plan called the "Employee Stock Option (1997) Plan" the terms of each of which are exhibited hereto.



Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1     Employee Stock Compensation (1997) Plan.
10.2     Employee Stock Option (1997) Plan.


(b)      Reports on Form 8-K

May 13th, 1997      - Acquisition of Major Wireless Communications Inc.
July 25th, 1997     - Financial  Information filed as a result of the May 13th,
                      1997 event.


Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,



                          WaveRider Communications Inc.



Date:  August 19, 1997              /s/ Robert Clarke
                                    .....................................
                                    Signature

                                    Robert Clarke,
                                    President, Chief Executive Officer and Chief
                                    Financial Officer.

Exhibit 10.1
                     EMPLOYEE STOCK COMPENSATION (1997) PLAN
                          WAVERIDER COMMUNICATIONS INC.

1. Purpose of the Plan.

     This Employee Stock Compensation (1997) Plan, (the "Plan") is intended to further the growth and advance the best interests of WAVERIDER COMMUNICATIONS INC., (the "Company"), and affiliated companies, by supporting and increasing the Company's ability to attract, retain and compensate persons of experience and ability, and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company and affiliated companies. This plan provides for compensation to Employees, (as defined herein), through the award of the Company's Stock.


2. Definitions.

     Whenever used in this plan, except where the context might clearly indicate otherwise, the following terms shall have the meanings ascribed to them:

     a)   "Act" means the U.S. Securities Act of 1933, as amended.
     b)   "Affiliate" means any Parent or Subsidiary of the Company.
     c)   "Award"  or  "Grant"  means any grant or sale of Stock made under this
          Plan.
     d) "Board" means the Board of Directors of the Company and where applicable includes any committee to whom any powers of the Board have been delegated in accordance with this Plan.
     e)   "Code" means the Internal Revenue Code of 1986, as amended.
     f) "Date of Grant" means the day the Board authorizes the grant of Stock or such later date as may be specified by the Board as the date a particular award will become effective.
     g)   "Employee" means and includes the following persons:
          i)   executive officers,  officers and directors,  (including advisory and other special directors), of the Company or an Affiliate;
          ii)  full-time and part-time employees of the Company or an Affiliate;
          iii) any person or entity engaged by the Company or an Affiliate, as a consultant, advisor or agent; and iv) a lawyer, law firm, accountant, accountant firm, or other professional or professional firm, engaged by the Company or an Affiliate.
     h) "Parent" means any corporation owning 50% or more of the total combined voting stock of all classes of the Company or another company qualifying as a Parent within this definition.
     i) "Participant" means an Employee to whom an award of Stock has been made.
     j) "Plan Shares" means shares of Stock from time to time subject to this Plan.

     k) "Stock" means the Common shares of the Company, or in the event that the outstanding Common shares are hereafter changed into or exchanged for different shares or securities of the Company, such other shares or securities.
     l) "Subsidiary" means a company more than 50% of whose total combined capital stock of all classes is held by the Company or another company qualifying as a Subsidiary within this definition.

3. Term.

     This Plan shall be effective as of the 10th day of June, 1997 and shall terminate on the 10th day of June, 1999, unless sooner terminated in accordance with the terms herein.


4. Administration of the Plan.

     This Plan shall be administered by the Board; provided however, that the Board may delegate administration of the Plan to a committee composed of no fewer than two (2) non-employee members of the Board, (the "Committee"). If administration is delegated to a Committee, that Committee shall have, in connection with the administration of the Plan, the powers possessed by the Board. The Board may abolish or change the Committee at any time and revest in the Board the administration of the Plan. Subject to the terms herein, "Administration" shall include the full authority and sole and absolute discretion to interpret this Plan, to prescribe, amend and rescind rules and regulations relating to it and to generally make all other determinations which it believes to be necessary or advisable in administering this Plan. " Administration" shall further include the sole discretion to determine those eligible to receive an award of Stock, subject to the terms of this Plan. An Award may be made as compensation for services rendered directly, or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an Employee as herein provided. "Administration" shall further include the power to correct any defect, supply any omission, or reconcile any inconsistency in this Plan in such manner and to such extent as it shall deem necessary to implement the same. All decisions made, or action taken, arising out of, or in connection with the interpretation and administration of this Plan, shall be final and conclusive.


5. Stock subject to the Plan.

     The maximum number of Plan Shares which may be awarded under this Plan is 2,500,000 shares.

6. Persons eligible to receive awards.

     Awards may be granted to Employees only.


7. Grants or awards of Plan Shares.

     Except as otherwise provided herein, the Board, (or Committee, as the case may be), shall have complete discretion to determine when and to which Employee(s), Plan Shares are to be granted, the number of Plan Shares to be awarded to each Employee, and any conditions or restrictions to be attached to the granting of such Plan Shares. A grant to an Employee may be made for cash, property, services rendered or other form of payment constituting lawful consideration under applicable law; Plan Shares awarded other than for services, shall be sold at not less than fair value thereof at the date of grant. No grant shall be made, if, in the judgment of the Board, (or Committee, as the case may be), such grant would constitute a public distribution within the meaning of the Act or the rules and regulations thereunder.


8. Delivery of Stock Certificates.

     As promptly as practicable after authorizing an award of Plan Shares, the Company shall deliver to the recipient of the award a certificate or certificates, registered in the recipient's name, representing the number of Plan Shares that were granted. Unless the Plan Shares have been registered under the Act, each certificate evidencing same shall bear a legend to indicate that such shares were issued in a transaction which was not registered under the Act, and may only be sold or transferred in a transaction that is registered under the Act, or is exempt from the registration requirements of the Act. In the absence of registration under the Act, any person awarded Plan Shares may be required to execute and deliver to the Company an investment letter, satisfactory in form and substance to the Company, prior to the issuance and deliver of the shares. An award may be made under this Plan wherein the Plan Shares may be issued only after registration under the Act.


9. Assignability.

     An award of Plan Shares may not be assigned. Plan Shares themselves may be assigned only after such shares have been awarded, issued and delivered, and only in accordance with law and any transfer restrictions imposed at the time of award.

10. Employment not conferred.

     Nothing in this Plan or in the award of Plan Shares shall confer upon any Employee the right to continue in the employ of the Company or any Affiliate, nor shall it interfere with or restrict in any way, the lawful rights of the Company or any Affiliate to discharge any Employee at any time for any reason whatsoever, with or without cause.


11. Laws and Regulations.

     The obligations of the Company to issue and deliver Plan Shares following an award under this Plan shall be subject to the condition that the Company be satisfied that the sale and delivery thereof will not violate the Act or any other applicable laws, rules, or regulations.


12. Withholding of Taxes.

     If subject to withholding tax, the Company or any Affiliate may require that the Employee concurrently pay to the Company the entire amount or a portion of any taxes which the Company or Affiliate is required to withhold by reason of granting Plan Shares, in such amount as the Company or Affiliate in its discretion may determine. In lieu of part or all of any such payment, the Employee may elect to have the Company or Affiliate withhold from the Plan Shares issued hereunder a sufficient number of shares to satisfy withholding obligations. If the Company or Affiliate becomes required to pay withholding taxes to any federal, state or other taxing authority as a result of the granting of the Plan Shares, and the Employee fails to provide the Company or Affiliate with the funds with which to pay that withholding tax, the Company or Affiliate may withhold up to 50% of each payment of salary or bonus to the Employee (which will be in addition to any required or permitted withholding), until the Company or Affiliate has been reimbursed for the entire withholding tax is was required to pay in respect of the award of Plan Shares.


13. Reservation of Shares.

     The stock subject to this Plan, shall, at all times, consist of authorized but unissued Common shares, or previously issued shares of Common stock reacquired or held by the Company or an Affiliate, equal to the maximum number of shares the Company may be required to issue under this Plan, and such number of Common shares is hereby reserved for such purpose.

14. Termination of the Plan.

     The Board may suspend or terminate this Plan at any time or from time to time, but no such action shall aversely affect the rights of a person granted an award under this Plan prior to that date. Otherwise, this Plan shall terminate on the earlier of the date previously specified herein, or the date when all the Plan shares have been issued.


15. Amendment of the Plan.

     Subject to the terms herein, the Board shall have the power and authority to amend this Plan, which, without limiting the generality of the foregoing, shall include the authority to decrease the number of shares subject to this Plan, however in no event shall such power and authority include the right to alter the term of this Plan, amend the definition of "Employee" herein or increase the number of shares subject to this Plan, (except as may occur as a result of a reorganization or recapitalization of the Company as described in
Section 19 herein).


16. Delivery of a copy of the Plan.

     A copy of this Plan shall be delivered to every person to whom an award of Plan Shares is made.


17. Liability.

     No member of the Board of Directors, the Committee (where applicable), or any other Committee of Directors, Officers, Employees, or agents of the Company or any Affiliate, shall be personally liable for any action, omission or determination made in good faith in connection with this Plan.


18. Miscellaneous Provisions.

     The place of administration of this Plan shall be wherever the Company's principal executive offices are located and the validity, construction, interpretation and effect of this Plan and of its rules, regulations and rights relating to it, shall be determined solely in accordance with the laws of the
State of Nevada. Without amending this Plan, the Board, (or Committee as the case may be), may issue Plan Shares to employees who are foreign nationals or employed outside the United States or both, on such terms and conditions different from those specified in this Plan but consistent with the purpose of this Plan, as it deems necessary and desirable to create equitable opportunities, given differences in tax laws that may exist in such other countries. All expenses of administering this Plan and issuing Plan Shares shall be borne by the Company.


19. Reorganization and Recapitalization of the Company.

     a) The shares of capital stock subject to this Plan are shares of Common stock currently constituted. If, and whenever, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, a stock split, combination of shares (reverse stock split), or recapitalization or other increase or reduction in the number of shares of the Common stock outstanding without receiving compensation therefore in money, services or property, then the number of shares of Common stock subject to this Plan shall i) in the event of an increase in the number of outstanding shares, be proportionately increased; and ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced.
     b) Except as expressly provided above, the Company's issuance of shares of capital stock of any class, or securities convertible into shares of Common stock by way of dividends, or for cash, property, labor, or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into or exchangeable for shares of Common stock or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to the number of shares of Common Stock subject to this Plan.

By Signature below, the undersigned officers of the Company hereby certify that the foregoing is a true and correct copy of the Employee Stock Compensation
(1997) Plan of the Company.

Dated:
June 10th, 1997                             WAVERIDER COMMUNICATIONS INC.


                                            By:/s/ Robert Clarke
                                            ....................
                                            Robert Clarke
                                            Authorized Officer

         (SEAL)


     By:/s/Walter Pickering
     ......................
     Walter Pickering
     Secretary

Exhibit 10.2
                        EMPLOYEE STOCK OPTION (1997) PLAN
                          WAVERIDER COMMUNICATIONS INC.


1. Purpose of the Plan.

     This Employee Stock Option (1997) Plan, (the "Plan") is intended to further the growth and advance the best interests of WAVERIDER COMMUNICATIONS INC., (the "Company"), and affiliated companies, by supporting and increasing the Company's ability to attract and retain persons of experience and ability, and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company and affiliated companies. This plan provides for the issuance of non-statutory stock options ("Option" or "Options"), which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (the "Code").


2. Definitions.

     Whenever used in this plan, except where the context might clearly indicate otherwise, the following terms shall have the meanings ascribed to them:
     a)   "Act" means the U.S. Securities Act of 1933, as amended.
     b)   "Affiliate" means any Parent or Subsidiary of the Company.
     c)   "Award" or "Grant" means any grant of an Option made under this Plan.
     d) "Board" means the Board of Directors of the Company and where applicable includes any Committee to whom any powers of the Board have been delegated in accordance with this Plan.
     e)   "Code" means the Internal Revenue Code of 1986, as amended.
     f) "Date of Grant" means the day the Board authorizes the grant of an Option or such later date as may be specified by the Board as the date a particular grant will become effective.
     g)   "Employee" means and includes the following persons:
     i) executive officers, officers and directors, (including advisory and other special directors), of the Company or an Affiliate;
          ii)  full-time and part-time employees of the Company or an Affiliate;
          iii) any person or entity engaged by the Company or an Affiliate, as a consultant, advisor or agent; and iv) a lawyer, law firm, accountant, accountant firm, or other professional or professional firm, engaged by the Company or an Affiliate.
     h)   "Optionee" means an Employee to whom an Option has been granted.

     i) "Parent" means any corporation owning 50% or more of the total combined voting stock of all classes of the Company or another company qualifying as a Parent within this definition.
     j) "Participant" means an Employee to whom an award of Stock has been made.
     k) "Plan Shares" means shares of Stock from time to time subject to this Plan.
     l) "Stock" means the Common shares of the Company, or in the event that the outstanding Common shares are hereafter changed into or exchanged for different shares or securities of the Company, such other shares or securities.
     m) "Subsidiary" means a company more than 50% of whose total combined capital stock of all classes is held by the Company or another company qualifying as a Subsidiary within this definition.

3. Term.

     This Plan shall be effective as of the 10th day of June, 1997, and no Options shall be granted pursuant to this Plan after its expiration. This Plan shall expire on the 10th day of June, 1999, unless sooner terminated in accordance with the terms herein, with the exception of any Options then outstanding which shall remain in effect until they have expired or have been exercised.


4. Administration of the Plan.

     This Plan shall be administered by the Board; provided however, that the Board may delegate administration of the Plan to a committee composed of no fewer than two (2) non-employee members of the Board, (the "Committee").
     If administration is delegated to a Committee, that Committee shall have, in connection with the administration of the Plan, the powers possessed by the Board. The Board may abolish or change the Committee at any time and revest in the Board the administration of the Plan.
     A majority of the members of a Committee shall constitute a quorum. All decisions and selections made by the Committee pursuant to this Plan's provisions shall be made by a majority of its members. Any decision reduced to writing and signed by all of the members of the Committee shall be fully effective as if it had been made by a majority at a meeting duly held.
     Subject to the terms herein, "Administration" shall include the full authority and sole and absolute discretion to designate Plan participants, to determine the provisions, restrictions, conditions and terms of the Options, (which need not be identical as to number of shares covered by any Option, the method or exercise as related to exercise in whole or in installments, or otherwise), including the Option price, and to interpret the provisions and supervise the administration of this Plan. Administration shall also include the authority to provide that certain Options not vest (that is, become exercisable), until expiration of a certain period after issuance or until other conditions are satisfied, so long as not contrary to this Plan.

     Each Option shall be evidenced by an agreement in writing containing the provisions, terms and conditions of each such Option granted consistent with the provisions of this Plan.


5. Stock subject to the Plan.

     A total of 5,000,000 Plan Shares shall be subject to this Plan. The Plan Shares shall consist of unissued shares of Common stock or previously issued shares of Common stock reacquired and held by the Company or any Affiliate and such number of Plan Shares shall be and are hereby reserved for such purpose. Any Plan Shares which may remain unsold and which are not subject to outstanding Options at the termination of this Plan shall cease to be reserved for the purpose of this Plan, but until termination of this Plan, the Company shall at all times reserve a sufficient number of shares to meet the requirements of this Plan. Should any Option expire or be cancelled prior to its exercise in full, the unexercised Plan Shares subject to such Option may again be subjected to an Option under this Plan.


6. Persons eligible to participate.

     Options under this Plan may be granted to Employees only. The Board, (or the Committee, as the case may be), shall have the full power to designate from among the eligible parties, those to whom Options may be granted. A person who has been granted an Option hereunder may be granted and additional Option or Options. Persons eligible under this Plan additionally may be granted one or more options under any other compensatory or stock option plan or awarded shares under any other benefit plan of the Company. No Option shall confer any right upon the Optionee with respect to the continuation of his employment (or his position as an officer, director, employee, agent or consultant), with the Company or any Affiliate, and shall not interfere with the right of the Company or any Affiliate to terminate such relationship(s) at any time in accordance with law and any other agreements in force.


7. Option Exercise Price.

     The purchase price of each Plan Share shall not be less than one hundred per cent (100%), of the fair market value of a share of Common stock on the date the Option is granted. The fair market value on a particular date shall be deemed to be the average of either i) the highest and lowest prices at which shares of Common stock were sold on the date of grant, if traded on a national securities exchange, ii) the high and low sale prices reported on the date of grant if traded on the Nasdaq Small Cap Market or National market System, or
iii) the high bid and low asked price, or if available, the closing high bid and low asked price, on the date of grant, if quoted on the OTC Electronic Bulletin Board. If no transactions in the Common stock occur on the date of grant, the fair market value shall be determined as of the next earliest day for which reports or quotations are available. If the Common stock is not then quoted on any exchange or in any quotation medium at the time of grant, then the Board of Directors (or Committee, as the case may be), will use its discretion in selecting in good faith a value believed to represent the fair market value based on factors then known to them. The cash proceeds for the sale of Plan Shares are to be added to the general funds of the Company.


8. Exercise Period; Vesting.

     a) The Option exercise period shall be a term of not more than three (3) years from the date of granting of each Option and shall automatically terminate: i) 30 days following termination of the Optionee's employment with the Company for cause, defined as termination for reasons other than Layoff due to lack of work, injury, illness, disability or due to economic reasons unrelated to the Optionsee's job performance, or for a reason stated in subparagraph (b) below; ii) Subject to subparagraph (c) below, at the expiration of a period to be determined by the Board (or Committee as the case may be), at the time of grant, which shall be not less than 30 days and not more than 365 days following the date of termination of the Optionee's employment with the Company without cause for any reason other than death, provided that if the Optionee dies within such period, subclause iii) below shall apply; or iii) at the expiration of twelve (12) months after the date of death of the Optionee.
     b) "Employment with the Company" as used in this Plan shall include: i) employment with, ii) or as to a consultant, advisor, or agent, engagement by, or; iii) service as a director of the Company or any Affiliate, in any such capacity, even if employment or engagement in another capacity ceases, and Options granted under this Plan shall not be affected by an Employee's transfer of employment within the Company or between it and any Affiliate or between any Affiliates. An Optionee's employment shall not be deemed interrupted or terminated by a bona fide leave of absence, such as sabbatical leave, military or other services required by the Government, or sick leave.
     c) The Board (or Committee, as the case may be), may determine at the time of grant that the Option granted shall not vest immediately, but over a specified time, in specified amounts per time period, or subject to other restrictions or limitations. Unless otherwise set forth in the granting resolution, an Option shall vest immediately upon grant. If employment ceases before an Option vests, then vesting shall never take place and unvested Options shall then be lost forever. Nothing contained in this Section shall be construed to extend the term of any Option or to permit anyone to exercise an Option after the expiration of its term, nor shall it be construed to increase the number of shares as to which any Option is exercisable from the amount exercisable on the date of termination of the Optionee's employment or relationship as a consultant, advisor, director or officer.

9. Exercise of Options.

     a) The Board (or Committee as the case may be), in granting Options shall have discretion to determine the terms upon which the Options shall be exercisable, subject to applicable provisions of this Plan. Once available for purchase, unpurchased Plan Shares shall remain subject to purchase until the Option expires or terminates in accordance with the terms herein. Unless otherwise stipulated in an Option, an Option may be exercised in whole or in part, one or more times, but no Option may be exercised for a fractional share. Resulting fractions shall be rounded up or down as appropriate.
     b) Options may be exercised solely by the Optionee or a permitted transferee during his lifetime or by a spouse or former spouse pursuant to a qualified domestic relations order, or after his death (with respect to the number of shares which the Optionee could have purchased at the time of death) by the person or persons entitled thereto under the decedent's Will or the laws of descent and distribution.
     c) The purchase price of the Plan Shares to which an Option is exercised shall be paid in full at the time of exercise and no Plan Shares shall be issued until full payment is made therefor. Payment shall be made either i) in cash, represented by a bank or cashier's check, certified check or money order, or made by bank wire transfer; ii) by delivering shares of the Company's Common stock which have been beneficially owned by the Optionee, the Optionee's spouse or both of them for a period of at least six (6) months prior to the time of exercise (the "Delivered Stock"), in a number equal to the number of Plan Shares being purchased upon exercise of the Options; iii) a combination of cash and delivered stock; iv) by delivery of shares of corporate stock which are freely tradeable without restriction and which are part of a class of securities which has been listed for trading on the NASDAQ system or a national securities exchange, with an aggregate fair market value equal to or greater than the exercise price of the Plan Shares being purchased under the Option, (the "Other Shares"), or v) a combination of cash, Delivered Stock and Other Shares. An Option shall be deemed exercised when written notice thereof, accompanied by the appropriate payment in full, is received by the Company. No holder of an Option shall be or have any of the rights and privileges of a shareholder of the Company, in respect of any Plan Shares purchased upon exercise of an Option unless and until certificates representing such shares have been issued by the Company to him or her. The Board (or Committee as the case may be), shall have absolute discretion whether to accept Other Shares offered and in valuing such shares.

10. Options in Substitution for Other Options.

     The Board, (or Committee, as the case may be), may in its sole discretion, at any time during the term of this Plan, grant new Options to an Employee under this Plan or any other stock option plan of the Company, on the conditions that such Employee shall surrender for cancellation one or more outstanding Options which represent the right to purchase, (after giving effect to any previous partial exercise thereof), a number of shares, in relation to the number of shares to be covered by the new conditional grant hereunder. No such new conditional grant shall become exercisable in the absence of such Employee's consent to the condition, surrender and cancellation, as appropriate. New conditional Options shall be treated in all respects under this Plan as newly granted Options. Options may be granted under this Plan from time to time in substitution for similar rights held by Employees of other corporations who are about to become Employees of the Company or an Affiliate as a result of a merger or consolidation of the employing corporation with the Company or an Affiliate, or the acquisition by the Company or an Affiliate of the assets of the employing corporation, or the acquisition by the Company or an Affiliate, of stock of the employing corporation as the result of which such other corporation becomes an Affiliate.



11. Assignability.

     Except with the express written consent of the Board, an Option for Plan Shares may not be assigned nor otherwise transferred except by Will or by operation of law, pursuant to a qualified domestic relations order (as defined in Rule 16B-3 of the Securities and Exchange Commission, or any successor rule), or pursuant to Title 1 of the Employee Retirement Income Security Act of 1974, as amended (ERISA) or rules thereunder. No Option shall be pledged or hypothecated in any manner, whether by operation of law or otherwise, and no Options shall be subject to execution, attachment or similar process . Plan Shares themselves may be assigned only after such shares have been awarded, issued and delivered, and only in accordance with law and any transfer restrictions imposed at the time of Option.


12. Reorganizations and Recapitalizations of the Company.

     a) The existence of this Plan and Options granted hereunder shall not affect in any way the right or power of the Company or its shareholders to make or authorize any and all adjustments, recapitalizations, reorganizations, or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company or any issue of bonds, debentures or other indebtedness, or any preferred or prior preference stocks senior to or affecting the Company's Common stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale, exchange or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

     b) The Plan Shares in respect to which Options may be granted hereunder are shares of Common stock currently constituted. If, and whenever, prior to delivery by the Company of all of the Plan Shares which are subject to Options granted hereunder, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, a stock split, combination of shares (reverse stock split), or recapitalization or other increase or reduction in the number of shares of the Common stock outstanding without receiving compensation therefore in money, services or property, and other than as a dividend, then the number of Plan Shares with respect to which Options granted hereunder may thereafter be exercised shall i) in the event of an increase in the number of outstanding shares, be proportionately increased and the cash consideration payable per share shall be proportionately reduced; and ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced and the cash consideration payable per share shall be proportionately increased

     c) If the Company is reorganized, merged, consolidated or party to a plan of exchange with another company pursuant to which shareholders of the Company receive any shares of stock or other securities, in exchange for the Common stock, there shall be substituted for the Plan Shares subject to the unexercised portions of outstanding Options, an appropriate number of shares of each class of stock or other securities which were distributed to the shareholders of the Company in respect of the Common stock in the case of a reorganization, merger, consolidation or plan of exchange; provided however, that all outstanding Options may be cancelled by the Company as of the effective date of a reorganization, merger, consolidation, plan of exchange, or any dissolution or liquidation of the Company, by giving notice to each Optionee or his personal representative of its intention to do so and by permitting the purchase of all the Plan Shares subject to such outstanding Options for a period of not less than thirty (30) days during the sixty (60) days immediately preceeding such effective date.

     d) Except as expressly provided above, the Company's issuance of shares of capital stock of any class, or securities convertible into shares of capital stock of any class, as dividends or for cash, property, labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into or exchangeable for shares of capital stock or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to the number of Plan Shares subject to Options granted hereunder or the purchase price of such shares.

13. Purchase for Investment.

     Unless the Plan Shares covered by this Plan have been registered under the Act prior to issuance, each person exercising an Option under this Plan may be required by the Company to give a representation in writing that he is acquiring such shares for his or her own account for investment and not with a view to or for sale in connection with the distribution of any part thereof.

14. Laws and Regulations.

     This Plan and the granting and exercise of Options hereunder, and the obligation of the Company to sell and deliver Plan Shares under such Options, shall be subject to all applicable laws, rules and regulations and to such approvals by any governmental agencies or national securities exchanges as may be required.

15. Withholding of Taxes.

     If subject to withholding tax, the Company may be required to collect withholding taxes upon the exercise of an Option. The Company may require, as a condition to the exercise of an Option that the Optionee concurrently pay to the Company the entire amount or a portion of any taxes which the Company is required to withhold by reason of such exercise, in such amount as the Company in its discretion may determine. In lieu of part or all of any such payment, the Optionee may elect to have the Company withhold from the Plan Shares to be issued hereunder, a sufficient number of shares to satisfy withholding obligations.

16. Reservation of Shares.

     The stock subject to this Plan, shall, at all times, consist of authorized but unissued Common shares, or previously issued shares of Common stock reacquired or held by the Company or an Affiliate, equal to the maximum number of shares the Company may be required to issue under this Plan, and such number of Common shares is hereby reserved for such purpose. The Board, (or Committee, as the case may be), may decrease the number of shares subject to this Plan, but an increase in such number may only occur as a consequence of a stock split or other reorganization or recapitalization affecting all Common shares.

17. Termination of the Plan.

     The Board may suspend or terminate this Plan at any time or from time to time, but no such action shall adversely affect the rights of a person granted an Option under this Plan prior to that date. Otherwise, this Plan shall terminate on the earlier of the date previously specified herein, or the date when all the Plan shares have been issued.

18. Amendment of the Plan.

     The Board may amend or alter this Plan at any time in such respects as it shall deem advisable in order to conform to any change in any other applicable law, or in order to comply with the provisions of any rule or regulation of the Securities and Exchange Commission required to exempt this Plan or any Options granted hereunder from the operation of Section 16(b) of the Securities Exchange Act of 19934, as amended, (the "Exchange Act"), or in any other respect not inconsistent with Section 16(b) of the Exchange Act; provided that no amendment or alteration shall be made which would impair the rights of any participant under any Option theretofore granted, without his consent (unless made solely to conform such Option to and necessary because of changes in the foregoing laws, rules or regulations).

19. Delivery of a copy of the Plan.

     A copy of this Plan shall be delivered to every person to whom an Option is granted.

20. Liability.

     No member of the Board of Directors, the Committee (where applicable), or any other Committee of Directors, Officers, Employees, or agents of the Company or any Affiliate, shall be personally liable for any action, omission or determination made in good faith in connection with this Plan.

21. Miscellaneous Provisions.

     The place of administration of this Plan shall be wherever the Company's principal executive offices are located and the validity, construction, interpretation and effect of this Plan and of its rules, regulations and rights relating to it, shall be determined solely in accordance with the laws of the
State of Nevada. Without amending this Plan, the Board, (or Committee as the case may be), may issue Plan Shares to employees who are foreign nationals or employed outside the United States or both, on such terms and conditions different from those specified in this Plan but consistent with the purpose of this Plan, as it deems necessary and desirable to create equitable opportunities, given the difference in tax laws in such other countries. All expenses of administering this Plan and issuing Plan Shares shall be borne by the Company.

By Signature below, the undersigned officers of the Company hereby certify that the foregoing is a true and correct copy of the Employee Stock Option (1997) Plan of the Company.

Dated:
June 10th, 1997                             WAVERIDER COMMUNICATIONS INC.


                                            By:/s/ Robert Clarke
                                            ....................
                                            Robert Clarke
                                            Authorized Officer

         (SEAL)


     By:/s/Walter Pickering
     ......................
     Walter Pickering
     Secretary