Form 10QSB
period 1997-09-30
WAVERIDER COMMUNICATIONS INC
filed 1997-11-20
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-QSB


   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30th, 1997.



                         Commission file number 0-25680


                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)


                   NEVADA                             33-0264030
       (State or other jurisdiction of
        incororation or organization)    (IRS Employer Identification Number)


          700 - 555 West Hastings St., Vancouver, BC., Canada, V6B 4N5 (Address of principal executive offices and Zip (Postal) Code)

                                 (604) 482-1211
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     Yes __X__;    No _____


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable 941456635date: October 31 , 1997 - 20763849 Common shares, $.001 par value.

Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                        WAVERIDER COMMUNICATIONS INC.

                                FORM 10 - QSB
                  For the Period Ended September 30th, 1997


                                    INDEX

                                                                  Page


PART I.           FINANCIAL INFORMATION                                 2


Item 1.     Financial Statements                                        2-3

            Balance Sheets                                              3

            Statements of Operations                                    4

            Statements of Cash Flows                                    5

            Notes to Financial Statements                               6-8


Item 2.     Management's Discussion and Analysis or Plan of Operation   9-10



PART II           OTHER INFORMATION                                     11



Item 5.     Other Information                                           11


Item 6.     Reports on Form 8-K                                         11


            Signatures                                                  11

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


WAVERIDER COMMUNICATIONS INC.

( A Development Stage Company)

Quarter ended September 30, 1997 and year ended December 31, 1996



   The Financial statements for the three months ended September 30, 1997 and 1996 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended September 30, 1997, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1997. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1996 and the Company's Forms 10Q-KSB for the three months ended March 31, 1997 and three months ended June 30, 1997.

                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                                 Balance Sheets
        Quarter ended September 30, 1997 and year ended December 31, 1996

                                                  September        December
                                                   30,1997         31, 1996
                                                 (Unaudited)       (Audited)
                                                -------------    -------------

CURRENT ASSETS
 Cash and Equivalents .........................  $    140,080   $      1,809
 Accounts Receivable....                                7,809           -
 Trade Name ...................................          -            22,189
 Other ........................................        57,442         (1,452)
                                                 ------------   ------------
                           Total Current Assets  $    205,331   $     22,546
                                                 ------------   ------------

EQUIPMENT
 Equipment and Fixtures .......................  $    248,013   $     27,712
 Less Accumulated depreciation  ...............          -           (13,857)
                                                 ------------   ------------
      Net Equipment ...........................  $    248,013   $     13,855
                                                 ------------   ------------
         Total assets .........................  $    453,344   $     36,401
                                                 ============   ============

LIABILITIES
CURRENT LIABILITIES

 Accounts Payable .............................  $     53,065   $     73,602
 Accrued Liabilities ..   .....................        80,000         58,239
 Loans Payable-Affiliates .....................       (12,357)          -
 Advance on sale of stock  ....................       (26,790)          -
 Capitalized leases payable-current ...........          --             -
                                                 ------------   ------------
      Total Current Liabilities ...............  $     93,918   $    131,841
                                                 ------------   ------------

LONG TERM LIABILITIES
 Capitalized leases payable ...................  $       --     $       -
                                                 ------------   ------------
     Total liabilities ........................  $     93,918   $    131,841
                                                 ============   ============

STOCKHOLDER'S EQUITY
Preferred stock, $.001 par value:
authorized 5,000,000 shares: issued
and outstanding  4,000,000 shares as of
September 30, 1997 nil at December 31,1996 ....  $      4,000   $       --

Common  Stock  $.001  par  value;
authorized  50,000,000  shares;  issued
and outstanding 20,330,759 and
5,184,559 shares at September 30,1997
and December 31,1996, respectively ............        20,331          5,185

 Paid in capital ..............................     3,509,853      2,496,574
 Accumulated deficit ..........................    (3,174,758)    (2,597,199)
                                                 ------------   ------------
      Total Stockholder's Equity ..............  $    359,426   $    (95,440)
                                                 ------------   ------------

                                                 ------------   ------------
Total Liabilities and Stockholder's Equity ....  $    453,344   $     36,401
                                                 ============   ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                            Statements of Operations
                        Quarter Ending September 30, 1997


                                                                                                    Inception
                                                                      Nine Months Ended             (August 6
                                                                      -----------------              1987) to
                                     Quarter Ended September 30         September 30,              September 30,
                                     --------------------------       -----------------            ------------
                                      1997            1996           1997           1996               1997
                                      ----            ----           ----           ----               ----
REVENUES
Administrative services .......    $      --      $       --     $      --      $       --         $    25,304
Interest Income ...............           --              --            22              --              14,474
Other Income ..................           --           12,500        30,310          12,500             34,122
                                   -----------    -----------    ----------      ----------        -----------
Total Revenue .................    $      --      $    12,500    $   30,332     $    12,500        $    73,900
                                   -----------    -----------    ----------      ----------        -----------


EXPENSES
Salaries and Benefits .........    $    71,419    $       --     $  121,061     $     1,239        $   448,767
Professional fees .............         28,449          5,107        45,851          21,819            279,851
Interest ......................            747            --            860             --              10,424
Consulting fees ...............         91,056         (6,416)      129,364          31,822          1,067,988
Research and Development/Lab...         33,983            --        152,435             --             238,132
Administrative cost-other .....        126,353          9,109       158,356          66,388          1,135,674
Depreciation and Loss on Sale..        (13,891)           --            (36)            --              67,821
                                   -----------    -----------    ----------     -----------        -----------
TOTAL EXPENSE .................    $   338,116    $     7,800    $  607,891     $   121,268        $ 3,248,658
                                   ===========    ===========    ==========     ===========        ===========

Net (Loss) ....................    $  (338,116)   $     4,700    $ (577,559)    $  (108,768)       $(3,174,758)
                                   ===========    ===========    ==========     ===========        ===========

Income (loss ) per share ......    $     (0.02)   $     (0.01)   $    (0.06)    $     (0.02)       $     (1.60)
                                   ===========    ===========    ===========    ===========        ===========

Weight Average Number of Common
Shares Outstanding  ...........     15,284,162      5,184,559     9,216,954       5.184,559          1,983,361
                                   ===========    ===========    ===========    ===========        ===========

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (Formerly Channel i Limited)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                             Nine Months             Inception
                                                                 to                August 6,1987
                                                             September 30         to September 30
                                                     ---------------------------  ---------------
                                                           1997        1996             1997
                                                           ----        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) .......................................   $  (239,443)   $  (108,768)    $(3,174,758)
Adjustments to reconcile net (loss) to cash  .....          --             --              --
 Depreciation ....................................          --             --            67,857
 Loss on sale of fixed assets ....................        13,855         37,484          69,905
 Increase in accounts receivable .................        74,897           --            (7,809)
 Increase in trade name ..........................        22,189           --              --
 Decrease (increase) in other assets .............       (23,557)        28,736         (57,442)
 Increase (decrease) in accounts payable .........       (10,023)       (31,912)         60,565
 Increase (decrease) in accrued liabilities ......         7,890         36,509          80,000
                                                     -----------    -----------     -----------
    Net Cash Flows Used for Operating Activities .   $  (283,940)   $    37,931     $(2,967,683)
                                                     -----------    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .......................   $  (219,421)   $      --       $  (384,627)
  Organizational Costs ...........................          --             --            (1,035)
                                                     -----------    -----------     -----------
    Net Cash Flows Used for Investing Activities .   $  (219,421)   $      --       $  (385,662)
                                                     -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Affiliate ............................       134,267         (2,657)            99
 Payment of loans from Affiliate .................        (2,657)         7,005          (9,799)
 Proceeds from lease obligations .................          --             --            58,820
 Payments on lease obligations ...................          --           (5,985)        (55,589)
 Advance on sale of stock  .......................        76,012       (455,057)        428,267
 Sale of stock, net of offering costs ............       315,281        498,541       3,071,627
                                                     -----------    -----------     -----------
   Net Cash Flows Provided by Financing Activities   $   522,903    $    27,837     $ 3,493,424
                                                     -----------    -----------     -----------

Net increase in cash .............................   $    19,542    $   (10,094)    $   140,080
Cash and cash equivalents-beginning of period ....         1,809         12,158            --
                                                     -----------    -----------     -----------
Cash and cash equivalents-end of period ..........   $    21,351    $     2,064     $   140,080
                                                     ===========    ===========     ===========

                 See accompanying notes to financial statements.

NON-CASH ACTITIES
2,388,000 shares of common stock have been issued for services performed since inception.

                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                          Notes to Financial Statements
                     September 30,1997 and December 31, 1996



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WaveRider Communications Inc. (formerly Channel i Inc.) (the Company) was incorporated on August 6, 1987 under the laws of the State of Nevada. The
Company is a development stage company. On November 4, 1993, the Company acquired 100 percent of the issued and outstanding shares of Channel I PLC
(PLC), a public limited company incorporated under the laws of England and Wales. PLC has been inactive for over a year and the Company has written off its investment in and advances to PLC in this quarter. On May 13, 1997 the Company acquired 100% of the issued and outstanding shares of Major Wireless Communications Inc. (MWCI), a private limited company incorporated under the laws of the Province of British Columbia, Canada.

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

     Equipment

     Depreciation on equipment, fixtures and computer software is provided on the straight line method with asset lives of three to seven years for the assets placed in service. Leasehold improvements are amortized over the first term of their respective lease. Depreciation expense for the nine months ended September 30, 1997 and the year ended December, 1996 was $nil and $5,221 respectively. Depreciation and amortization was not taken in this quarter as all capital assets are newly acquired and in a start up mode.

     Principles of Consolidation

     The consolidated financial statements for the nine months ended September 30,1997 and 1996 include the accounts of WaveRider Communications Inc., Channel i PLC (1996 only) and Major Wireless Communications Inc. All significant inter-company transactions and account balances have been eliminated.

     Research and Development

     Research and development costs are expensed as incurred.

     Foreign Currency Transactions

     Assets and liabilities denominated in foreign currencies are translated into United States dollars using the exchange in effect at September 30, 1997 and December 31, 1996.

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



NOTE 3:  STOCKHOLDER'S EQUITY

      Preferred Stock

In the second quarter of 1997 the Company completed a private placement of 298,125 units of Series A Convertible Preferred Stock for $ 193,781.25, immediately convertible into 2,981,250 common shares with a par value of $0.001 per share. All shares have been recorded as converted to common although 130,438 units have not yet been physically transferred. The units had warrants for common shares, expiring February 6, 1998, for 2,981,250 at $0.085, 2,981,250 at $0.105, and 2,981,250 at $0.125 per share for series B, D, and E respectively. As of September 30, 1997, 6,705,000 were outstanding for $704,025.


      Common Stock

During the year ended December 31, 1996, the Company completed a private placement of 628,500 shares of its common stock for $498,531.

In the first three quarters of 1997, the Company raised $89,250 through a private placement of 1,785,000 units of its common stock. Series A warrants were attached entitling the holders to purchase additional 7,140,000 shares for $446,250; all have been exercised. Series B, c and D warrants attached to units of Series A Convertible Preferred Stock totaling 8,943,750 common shares for $939,093.75 were issued with the preferred share units in the second quarter; 2,238,750 were exercised for $235,068.25 to September 30, 1997.

The Company has entered into employment and consulting agreements with various parties. Under these agreements, the parties currently hold options to purchase 967,000 shares of the Company's common stock at $.0625 per share. Option shares are exercisable until January 22, 2000; 93,200 options were exercised in the third quarter. In addition, the Company issued 908,000 shares of common stock for services rendered. In May the Company authorized an additional 300,000 common shares for services rendered.

NOTE 4: COMMITMENTS

      Agreements


      On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares at $0.25 per share and an Employee Compensation
(1997) Plan for 2,500,000 common shares at $0.25 per share. No shares have been issued under either plan to September 30, 1997.


      Stock Sales

      In the first three quarters of 1997, the Company issued 15,146,200 shares of common stock; 14,238,000 shares for cash of $970,175 and 908,000 shares for services valued at $58,250.

      Channel i PLC

      Any amount of future expenses related to the discontinuation of PLC will be charged to accrued liabilities and the excess, if any, will be expensed as incurred.

NOTE 5: INCOME TAXES

      WaveRider Communications Inc. incurred an operating loss for the quarter ended September 30,1997 and the year ended December 31,1996 of $338,116 and $52,963, respectively. The third quarter loss includes a $93,891 gain on the discontinuation of PLC.

     As of December 31, 1996 and 1995, the Company had net operating loss Carry-forwards of $1,460,089 and $1,398,818, respectively, which expire between the years 2005 - 2012.


NOTE 6: GOING CONCERN AND DISCONTINUED OPERATIONS

     At September 30, 1997 and December 31, 1996, the Company has not generated revenues from operations.

     During the third quarter of 1997, management wrote off its investment in Channel I PLC, a wholly owned English subsidiary whose operations have been discontinued.

      The Company, through its wholly owned subsidiary MWCI, is actively designing, developing and planning the production and sale of wireless modem technology for Internet Service Providers. Programming, production and distribution commitments to support initial sales of $33,625,000 are in progress. MWCI is entirely dependent upon the Company's ability to raise the funds necessary for research and development, manufacturing and operating capital.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30th, 1997.

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

      Liquidity and Capital Resources.

      The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors and, at the present time, is working exclusively on the funding of the Major Wireless Communications inc. ("Major Wireless"). Major Wireless Communications Inc. is a Canadian development stage company, incorporated under the laws of the Province of British Columbia. The majority of funds raised have been allocated to the development of Major Wireless' WaveRider TM products. The Company issued 9,871,950 shares of common stock during the Third Quarter 1997, for $713,143.75; 9,378,750 from the exercise of warrants which were issued as part of the private placements completed in the First Quarter 1997, 400,000 for services rendered and 93,200 for options outstanding.. The details of these offerings were set out in previous filings. The proceeds from these issues have and will continue to be used to continue the on-going operation of the Company and development of the WaveRider TM product line, primarily within Major Wireless. Warrants B, C, and D outstanding, totaling 6,705,000, are expected to generate stock sales proceeds of $704,025 on or before February 6, 1998.

      Current Activities.

      The Company currently has no full-time employees and little in the way of direct general or administrative overhead expenses. Its subsidiary. Major Wireless currently has twelve full-time employees all of whom are directly involved in or supportive of R&D activities. Currently, the Company is contemplating an increase in the number of employees.


      Results of Operations Third Quarter 1997

      During the third quarter of the year, the Company incurred a net loss of $338,116. Cash and equivalents amounted to $140,080 and current liabilities were $93,918 including accruals for expenses to terminate Channel i PLC. Expenses during the second quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Activities during the quarter centered around developing production and marketing plans for WaveRider TM products. A closely related event was a visit to Moscow, Russia and Vancouver, Canada for a sales and demonstration activity in support of distribution arrangements for Eastern Europe and North America. Agreements are being negotiated to obtain software and hardware for production units of WaveRider TM products now undergoing testing and development.
      The Company discontinued operations of its dormant subsidiary, Channel i PLC in the UK as announced in previous filings. There was a small accounting gain on termination.


      Results of Operations Third Quarter 1996

      During the quarter ended September 30th, 1996 the Company incurred a net loss of $4,700 and had available cash of $2,064. No income was earned from operations nor was any expected to be earned. Throughout the period the Company's focus was on the securing of additional financing through the private placement of equity securities and the negotiation of new business opportunities with other companies and investors. For the period no results were achieved from these efforts.

 PART II.         OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K


(b)   Reports on Form 8-K

July 25th,  1997 - Financial  Information  filed as a result of  acquisition  of
                   Major Wireless Communications Inc.
                   (previously reported on Form 8K filed May 29th, 1997)

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,



                                        WaveRider Communications Inc.



Date: November 19, 1997             /s/ Robert Clarke
                                        --------------------------------
                                        Signature

                                        Robert Clarke,
                                        President,  Chief  Executive  Officer
                                        and Chief Financial Officer.