Form 10KSB
period 1997-12-31
WAVERIDER COMMUNICATIONS INC
filed 1998-04-15
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1997
                           Commission File No. 0-25680

                          WaveRider Communications Inc.
                 (Name of small business issuer in its charter)

                 Nevada                                      33-0264030
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

        595 Howe Street, Suite 204
          Vancouver, B.C. Canada                              V6C 2T5
  (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (604) 482-1211

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

                            YES __X__          NO _____

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 77,459

     State the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $36,303,482 as of March 23, 1998 (based on the average bid and asked prices of such stock as of March 23, 1998, the last date for which such information was available).

     As of March 23, 1998, there were 28,984,559 shares of the registrant's common stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


         PART I                                                             Page

Item 1.  Business                                                             3

Item 2.  Description of Property                                              5

Item 3.  Legal Proceedings                                                    5

Item 4.  Submission of Matters to a Vote of Security Holders                  5


         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             6

Item 6.  Management's Discussion and Analysis or Plan of Operation            6

Item 7.  Financial Statements                                                 9

Item 8.  Changes in and Disagreements with Accountants on Accounting          9
         and Financial Disclosure

         PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons,     9
         Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management      11

Item 12. Certain Relationships and Related Transactions                      12

         PART IV

Item 13. Exhibits and Reports on Form 8-K                                    12

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

     WaveRider Communications Inc. ("WaveRider" or the "Company"), formerly Channel i Inc. and Athena Ventures, Inc., was incorporated under the laws of the State of Nevada on August 6, 1987. In May 1997, the Company changed its name to WaveRider Communications Inc. The Company's executive offices are currently located at 595 Howe Street, Suite 204, Vancouver, B.C. Canada V6C 2T5. It's telephone number is (604) 482-1211. The Company also maintains offices at 604 Edward Ave., Unit #3, Richmond Hill, Ont., Canada, L4C 9Y7. Its telephone number there is (416) 410-4843.

Forward Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate",
"expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability or required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.


                                CURRENT BUSINESS

Overview

     Prior to December 31st, 1996, the Company had terminated any prior operations and was effectively inactive and in search of a business or product with which to reactivate itself.

     On May 13, 1997, the Company acquired all the issued and outstanding shares of the capital stock of Major Wireless Communications Inc., ("Major Wireless"), a Canadian corporation, incorporated in the Province of British Columbia.

     On August 1, 1997, Major Wireless formed a wholly owned Canadian subsidiary, incorporated in the Province of British Columbia, under the name JetStream Internet Services Inc. ("JetStream"). JetStream then acquired all of the assets of a Salmon Arm, British Columbia, Internet Service Provider. JetStream provides the Company with a profitable operation and revenues, as well as the facilities and test site for the testing of the Company's products prior to full commercial release.

     As of December 31st, 1997, and for the immediate future, the Company's focus, attention and energies were and are expected to be directed toward the operation of Major Wireless and that of its subsidiary, Jetstream. Revenues from Jetstream, although profitable are not anticipated to be large in relation to the income and profit potential of Major Wireless, however, at the present time, are the sole source of revenue for the Company.

     Major Wireless has begun the process of applying and intends to change its name to "WaveRider Communications (Canada) Inc."

Business of Major Wireless

     Major Wireless is a development stage Canadian company incorporated under the laws of the Province of British Columbia. It was founded to design, develop and distribute more efficient and cost effective network communications between Internet users and the Internet providers ("ISP's") and to be utilized by ISP's in the delivery of internet services. The Company believes this objective can be achieved by combining and designing a variety of unique communication links between Internet users and ISP's. Major Wireless is a high-technology start-up company with proprietary technologies at the stage of developing prototype communication units to thoroughly test the initial models. Major Wireless is subject to all the risks inherent in a start-up company developing unproven technology, and no assurance can be made that it will be successful. In particular, Major Wireless will be dependent upon the Company's ability to raise the necessary funds for research and development, manufacturing and operating capital. While the Company believes it can raise the funds needed, there can be no assurances that the funding will be available.

WaveRider's "Last Mile Solution(TM)" Communications Technology

     WaveRider's "Last Mile Solution(TM)" communications technology utilizes spread spectrum modems as a cost-effective, reliable alternative to local loops and dedicated lines provided by existing public switched telephone networks ("PSTN"). This technology provides a disaster-resistant communications link in the 902 to 928 mhz band. Spread Spectrum was initially established for military purposes and contrasts with wire and fibre optic cable which are susceptible to disruption due to a variety of reasons. The WaveRider(R) technology is resistant to jamming and interference, detection and interception and has the capability for encryption. Currently the Federal Communications Commission ("FCC") requires no license for the use of this means of communication so long as FCC guidelines are followed.

     The WaveRider(R) technology is being designed so that each customer will have a unique serial number encrypted into the hardware component that is linked to the customer's computer. The unit will see only data addressed to itself. Through the use of a proprietary data packet format, each unit will transact with an access point only when requested to do so. Custom designed verification and encryption/decryption hardware and software ensures that each packet can only be read by its intended receiver.

     Communications signals can be greatly increased in bandwidth by factors of 10 to 10,000 by combining them with binary sequences using several techniques. Conventional signals such as narrow-band FM, SSB, and CW are rejected, as are other spread-spectrum signals not bearing the desired coding sequence. The result is a type of private channel, one in which only the spread-spectrum signal using the same pseudo-noise sequence will be accepted by the end-user receiver.

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


Markets for the WaveRider(R)Technology.

     Currently, market topology for Internet and network access may be broken down into three specific areas:

1.   Low-speed home user access via analog telephone services;

2.   Mid-range  end-user/small  business  access via ISDN or switch 56 services;
     and

3. High-speed business and educational access supplied by fractional T1 over hyperstream/frame relay or ATM networks.

     Each of the above markets have their inherent problems. Virtually all dial-up access currently is limited to a maximum of 56Kbs. There are no restrictions and bottlenecks imposed at the network access point due to issues such as limited dial-in services or compatibility-related problems between modems produced by different manufacturers. Mid-range services via ISDN or similar circuits also display inherent problems due to limited provisions at the network access center; and in many cases, the cost of these circuits make them an unattractive option. Finally, high-speed business access via fractional T1 lines have been primarily reserved for the ISP and larger corporations strictly due to the costs of engineering and maintaining these circuits.

     The WaveRider(R) technology lends itself to accommodate all three areas without changing the basic technology or structure of the network. Specifically, the WaveRider(R) technology offers solutions to meet every aspect of today's market, from low-speed Internet access (56kbs) straight through to the equivalent of multiple T1 lines without changing the hardware involved. This allows Major Wireless to provide a flexible, upgradeable, network, where the end user, be it home user, small business, or large corporation, has the option to pick the "flavor" of network access best suited to the user's environment. Finally due to the secure nature of the technology utilized, the WaveRider(R) technology permits Secure Private Virtual Networking services which other platforms cannot provide without the addition of expensive equipment.

     WaveRider(R) technology is scheduled to be commercially available with sales to ISP's beginning in the third quarter of 1998. An additional product, capable of linking Local Area Network users to the internet and utilizing much of the WaveRider(R) technology is scheduled to be commercially available in the summer of 1998 preceding the commercial availability of the WaveRider(R) technology described above.

     The WaveRider(R) technology will be sold to ISP's throughout the world both directly and through licensed representatives in some areas.

     The Company has management, sales and training facilities set up in Vancouver, British Columbia and Richmond Hill, Ontario. Major Wireless has offices located in Salmon Arm, British Columbia from which research and development, some administration, and assembly occurs.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real estate or other properties. It has offices and test sites in Vancouver, B.C., Toronto, Ont., and Salmon Arm, B.C. all in Canada. These offices house administration and research operations and are leased from unrelated parties. The Salmon Arm facility is in the process of being replaced by another leased property to provide additional space for the expanding research, development and product testing activities. These premises are being leased for a period of 2 years with the option to renew for an additional period of up to 4 years, at the discretion of Major Wireless. The present properties and planned expansion is adequate for the Company's immediate needs. Cost commitments related to present leases are described in Item 7.


ITEM 3. LEGAL PROCEEDINGS

There are no active or pending legal proceedings to which the Company is a party.


ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1997.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are quoted under the symbol "WAVC" on the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. ("NASD") and are traded in the non-NASDAQ segment of the United States over-the-counter market. [The trading market in the Company's shares has evolved from sporadic, in-active trading to a relatively vigorous market, albeit one which continues to demonstrate wide swings and varying liquidity.] The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                             1996 Bid        1997 Bid
                                            High   Low      High   Low

                 First Quarter             $0.63  $0.38    $0.65  $0.06
                 Second Quarter            $0.42  $0.12    $0.47  $0.18
                 Third Quarter             $0.38  $0.06    $0.90  $0.33
                 Fourth Quarter            $0.38  $0.06    $1.60  $0.35

Holders: The Company has approximately 745 common shareholders of record as of March 23, 1998. This number does not include shareholders whose shares are held in street or nominee names. The Company has approximately 26 shareholders of record holding Series B Preferred Shares.

Dividends: While there are no restrictions on the ability of the Company to pay dividends other than those common to all companies incorporated under the laws of the State of Nevada, no dividends have been paid by the Company in the last two years. The Company does not expect to pay a cash dividend on its capital stock in the foreseeable future and payment of dividends in the future will depend on the Company's earnings and cash requirements.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors and, at the present time, is working exclusively on the funding of the Major Wireless Communications Inc. ("Major Wireless"). Major Wireless is a Canadian development stage company, incorporated under the laws of the Province of British Columbia. The majority of funds raised have been allocated to the development of Major Wireless' WaveRider(R) products.

     The Company issued 21,734,000 shares of common stock during 1997 and 4,000,000 shares of preferred stock, for $1,784,489; 19,358,852 as part of the private placements completed in the First Quarter 1997 and the subsequent exercise of attached warrants, 908,000 for services rendered and 1,467,000 for options outstanding.. The details of these offerings were set out in previous filings. The proceeds from these issues have and will continue to be used to continue the on-going operation of the Company and development of the WaveRider(R) product line, primarily within Major Wireless. Warrants B, C, and D outstanding, totaling 1,491,178, generated additional stock sales proceeds of $156,574 subsequent to the year-end. In addition, the Company, in a private placement subsequent to the year-end, issued 500,000 common share units, consisting of one common share and one common share warrant, for $500,000. The common share warrants are exercisable for up to one year at $1.25 per share.

Current Activities.

     The Company, through its subsidiaries, Major Wireless and Jetstream currently has approximately twenty full-time employees, three in the Richmond Hill administrative office and the rest directly involved in or supportive of R&D activities and the provision of Internet Services in the Salmon Arm, Province of British Columbia area. The Company is actively recruiting additional staff to support its R&D and marketing activities.

Results of Operations - 1997

     During the year, the Company incurred a net loss of $1,039,130 on revenues of $77,459. At year end cash and equivalents amounted to $437,746 and current liabilities were $282,242. Expenses during the year related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Activities by Major Wireless during the year centered around developing production and marketing plans for WaveRider(R) products. Revenues were generated by Jetstream as the result of the provision of Internet Services from August 1st, 1997, the date of acquisition to the year end.

Results of Operations - 1996

      The Company realized an operating loss in 1996 of $121,776. The Company did not generate revenues from operations but generated revenue of $20,000 for the licensing and use of the "Channel i" name and logo in Canada. Activities during 1996 were principally limited to attempts to raise additional operating capital through stock sales and to acquire or generate a going business. During the year, the company paid out $77,227 in administrative costs and $31,913 in consulting fees. The Company received $43,484 in proceeds from an offering of is common shares commenced in 1995.

Factors Affecting Future Results

     The Company faces a number of risk factors which may create circumstances beyond the control of management which may adversely impact on the Company's ability to achieve its business plan. The key risk factors are described below.

A.  UNCERTAINTY OF MARKET ACCEPTANCE

Commercial success of the Company is dependent upon market acceptance, as the market for wireless Internet access is still developing. As a result, future market success cannot be reliably estimated. In addition, the Company is only in the early stages of its marketing program and the longer term impact of this program has yet to be seen. To date the market for ISPs has proven to be volatile and there can be no assurance that the Company will be able to retain existing or future customers.

B.  UNCERTAINTY OF ADDITIONAL FINANCING

Management estimates that the Company need to raise approximately $ 5 million in additional capital in order to finalize development and market its products. The timing and amount of capital expenditures may vary significantly depending on a number of factors. The Company will need to raise the additional funds through the sale of its equity or debt securities in private or public financing or through strategic partnerships in order to fully exploit the potential of its products. There can be no assurance that the funds required can be raised.

C.  REGULATION OF WIRELESS COMMUNICATIONS

Currently, the WaveRider(R) technology is not subject to any wireless or transmission licensing in either Canada or the United States. Continued license-free operation will be dependent upon the continuation of existing government policy and while no policy changes are planned or expected this cannot be assured. License-free operation of the WaveRider(R) products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band and WaveRider(R) products must not cause harmful interference to other equipment operating in the band and must accept interference from any of them. If the Company should be unable to eliminate any such harmful interference, or should be unable to accept interference caused by others, the Company or its customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated, the Company's business could be adversely affected.

D.  DEPENDENCE ON KEY PERSONNEL

The Company is highly dependent on key members of its management and engineering teams and the loss of the services of one or more of them may adversely affect its ability to achieve the goals of its business plan. Recruiting and retaining qualified technical personnel to carry out R&D and technical support work will be critical to the Company's future success, as will the recruitment and retention of experienced marketing and management personnel. Currently, not all key employees have employment contracts with the Company although certain key personnel have significant incentives via performance clauses and all others have performance incentives via the Company's option plans. Although there are no guarantees, the Company believes that recruitment and retention of qualified personnel is a likelihood.

E.  EARLY-STAGE TECHNOLOGY

The WaveRider(R) technology is at an early stage of development and is just readying to entering the commercial marketplace. As a result, the Company has no historical financial information upon which a prospective investor could make an evaluation. The Company's future operating results are subject to a number of risks, including its abilities to implement its strategic plan, to attract qualified personnel and to raise sufficient financing as required. Management's inability to guide growth effectively, including implementing appropriate systems, procedures and controls, could have an adverse effect on the Company's financial condition and operating results.

F.  TECHNOLOGICAL CHANGE

Telecommunications, particularly data communications, is characterized by rapidly changing technology and evolving industry standards in both the wireless and wireline industries. The success of the Company will depend heavily on its continuing ability to develop and introduce enhancements to its existing systems and new products that meet changing markets. There can be no assurance that the WaveRider(R) technology or systems will not become obsolete due to the introduction of alternative technologies. If the Company cannot continue to successfully innovate its business and operating results could be adversely affected.

G.  MANAGEMENT OF RAPID GROWTH

Management of rapid growth will be a key challenge for the Company. An inability to effectively meet this challenge could have a material adverse effect on the Company's operating results. Successful commercialization of the WaveRider(R) technology will require management of a number of operational activities. There is no assurance that the Company will be able to successfully manage the rapid growth of its business.

With regard to all of the above factors, although management is aware of their potential for adverse impacts on the Company and is developing plans to avoid or mitigate against them, there can be no assurance that one or more of these factors will not have an adverse impact on the Company and its ability to realize its business and profit objectives.

ITEM 7.  FINANCIAL STATEMENTS

     The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 14.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

On November 18th, 1997, Mr. Bruce Sinclair was appointed as the Chief Executive Officer of the Company. On November 30th, 1997 Charlie Rodriquez resigned as a Director of the Company. On December 15th, 1997 the Company received notice of the resignations of Robert G. Clarke and Walter J.K. Pickering as Directors and officers of the Company. On the same date Bruce Sinclair, William E. Krebs and William H. Laird were appointed as Directors of the Company, Bruce Sinclair was appointed to the position as President and William E. Krebs was appointed to the position of Secretary. The present directors and officers of the Company, their ages and their positions held in the Company are listed below. Each director will serve until the next annual meeting of the stockholders or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of the Board of Directors, subject to employment agreements. There are no family relationships between or among directors or executive officers.

NAME                          AGE         POSITION

Bruce Sinclair                46          Director, President and Chief Executive Officer
William E. Krebs              51          Director and Secretary.
William H. Laird              50          Director
Scott Worthington             43          Vice President, Business and Finance
Charles Brown                 42          Vice President, Marketing
Stephen Grant                 27          Vice President, Business Development

The following describes the business experience of the Company's directors and executive officers, including, for each director, other directorships held in reporting companies and naming each Company.

D. Bruce Sinclair is an experienced management professional with a Masters Degree in business administration from the University of Toronto. He has worked in sales and management with companies including IBM Canada, Northern Telecom and Harris Systems Limited. From 1988 to 1991, Mr. Sinclair was with Dell Computer Corporation, a computer manufacturing company, where he held the office of President of its Canadian subsidiary. In 1991 he was appointed Vice-President, Europe for Dell Computer Corporation and subsequently CEO of Dell in Europe, a position he held until 1994. He resigned from Dell in 1995 and operated his own independent consulting business until joining the Company in November 1997.

William E. Krebs is a Chartered Accountant by profession and practiced as such until 1978. He formerly served as Director and President of TelcoPlus Enterprises Ltd. and its wholly owned subsidiary, Intertec Telecommunications Inc. until 1995. He further served as a Director and President of CT&T Telecommunications Inc. All of the companies named were in the telecommunications field and none were U.S. reporting companies.

William H. Laird is a contractor by occupation and President of W.H. Laird Construction Ltd. He is also a Director and Secretary of Tech-Crete Processors Ltd. and Piccadilly Place Mall Inc. These companies are in the areas of construction, property and retail trade. He was a former director of TelcoPlus Enterprises Ltd. until 1994 and CT&T Telecommunications Inc. until 1995, both of which companies were in the telecommunications field. Non of the companies named were U.S. reporting companies.

T. Scott Worthington is a Chartered Accountant. From 1988 to 1996, he worked at Dell Computer Corporation, in Canada, where he held numerous positions including CFO of the Canadian subsidiary. Subsequent to leaving Dell, he was a financial and business consultant until his joining the Company in January 1998.

Charles W. Brown, MBA, was Clearnet Communications' first Vice President and CIO from 1994 to 1997. Prior to this Mr. Brown has held numerous senior Sales and Marketing positions including Vice President, Sales and Marketing for Trillium Communications (1993-1994) and Director, Strategic Planning and Marketing for BCE Mobile (1990-1993)

Stephen Grant has been a consultant in the computer industry specializing in the delivery and provision of internet access. A co-founder of Major Wireless, Mr. Grant was the CEO of that Company from 1996 through to early 1998 when he resigned that position and accepted a position as Vice-President, Business Development, of the Company.


Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes to the best of its knowledge, that, during the year ended December 31st, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons, with the following exception. As a result of a delay in completion of his employment agreement, Mr. Bruce Sinclair was late in filing his Form 3 in December 1997.

Item 10.    EXECUTIVE COMPENSATION

     The following table describes the compensation earned in fiscal 1997 by the Chief Executive Officer of the Company. No executive officer received compensation in excess of $100,000 in 1997. The two other directors of the Company received $28,000 each as directors of the Company.

                         SUMMARY COMPENSATION TABLE 1997

                        Annual Compensation                       Long-Term Compensation
                        -------------------                       ----------------------
Name and
Principal Position      Salary      Other Ann.     Securities     LTIP Payouts      Other
                                    Comp.          Stock Options                    Comp.

Bruce Sinclair    (1)   10,500                     1,000,000
Pres./CEO/Director

(1) Mr. Sinclair's salary for the fiscal year ended December 31st, 1997 was based on an annualized salary of Can.$500,000 payable Can.$270,000 in cash for the first year with the balance payable in shares out of the Employee Stock Compensation Plan subject to certain performance criteria. The amount shown as salary above is the amount paid in cash for the period Mr. Sinclair was with the Company in 1997. A total of 800,000 Series B Preferred Shares were transferred to Mr. Sinclair by way of an additional incentive together with the private option to obtain additional common shares of up to 1,000,000 to be earned at the rate of 150,000 per month. Both the Series B Preferred shares and the common shares are being provided by existing shareholders and are not payable by or otherwise constitute a liability of the Company.

     The following table summarizes option grants during 1997 to the executive officer named in the Summary Compensation Table (the "Named Executive Officer")

                                    Individual Grants
                 ----------------------------------------------------------
                              Percent of
                              Total
                 Number of    Options                                         Potential Realizable Value
                 Securities   Granted to   Exercise   Market                  at Assumed Annual Rates
                 Underlying   Employees    or Base    Price on                of Stock Price Appreciation
                 Options      in Fiscal    Price      Date of    Expiration   for Option Term
                 Granted      Year         ($/sh)     Grant      Date         0%        5%        10%
                 ----------------------------------------------------------------------------------------

Bruce Sinclair   1,000,000    25.78        0.56       0.56       11/18/00     -         28,000    56,000

Mr. Sinclair did not exercise any options during fiscal 1997.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of March 23rd, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common stock, $0.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 28,984,559 common shares and 4,000,000 preferred shares issued and outstanding as of such date, which numbers do not include any options or warrants issued and outstanding.

Name and Address of                          Amt. Of Common        % of Common Stock
Beneficial Owner                             Stock benef. Owned    outstanding
------------------------------------------------------------------------------------

*Bruce Sinclair, Director, CEO, President           2,000,000          6.45
32 Steeplechase Dr. Aurora Ontario Canada
*William Krebs,  Director, Secretary                1,979,500          6.76
300 Stewart Road, Salt Spring Island, BC Canada
*William Laird,  Director                           1,213,500          4.14
*Scott Worthington,  Vice-President                   550,000          1.86
*Charles Brown,  Vice-President                       240,000          0.82
*Stephen Grant,  Vice-President                       380,500          1.31
Rick Antoine,                                         320,000          1.10

*All Directors and Executive Officers (6)           6,683,500         20.34

Name and Address of                          Amt. Of Preferred     % of Preferred Stock
Beneficial Owner                             Stock benef. Owned    outstanding
------------------------------------------------------------------------------------

*Bruce Sinclair,  Director, CEO, President           800,000          20.00
32 Steeplechase Dr. Aurora Ontario Canada
*William Krebs,  Director, Secretary                 200,000           5.00
300 Stewart Road, Salt Spring Island, BC Canada
*William Laird,  Director                            150,000           3.75
*Scott Worthington,  Vice-President                     -              0.00
*Charles Brown,  Vice-President                         -              0.00
*Stephen Grant,  Vice-President                      600,000          15.00
3702 Wilho Road, Sorrento, BC Canada
Rick Antoine,                                        650,000          16.25
Box 538, Salmon Arm, BC Canada

*All Directors and Executive Officers (6)          1,750,000          43.75

Above numbers are calculated on a diluted basis and include all unexercised options awarded. The Common Stock numbers do not include the potential dilutive affect of the conversion of the Series B Voting Convertible Preferred shares. Upon completion of certain future events, each Series B Voting Convertible Preferred share may be converted to 10 common shares of the Company. As well, these numbers do not include common shares to which Mr. Sinclair may be entitled under the Company's Employee Stock Compensation (1977) Plan because the number of shares issuable is not determinable at this time.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31st, 1997, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, five percent or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as disclosed in the 10 KSB filed by the Company for the year ended December 31st, 1996.


                                     PART IV

ITEM 13.    Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibits below marked with an asterisk (*) are included with and filed as part of this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. References to the "Company" below includes Channel i Inc., the Company's previous name under which exhibits may have been filed.

Exhibit No.       Description.

      3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 registration statement on Form
                  S-18, File no. 33-25889-LA.
      3.2         Bylaws of the  Company,  incorporated  by reference to Exhibit
                  3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996.
      3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8th, 1993, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the period ended September 30th, 1994.
      3.4 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25th, 1993, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No.
                  0-25680.
      3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25th, 1995, incorporated by reference to Exhibit 2(e) to registration statement on Form 8-A, File no. 0-25680.
      3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24th, 1997, incorporated by reference to Exhibit 3.6 on Form 10KSB for the year ended December 31, 1996.
      3.7* Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997.
      3.8* Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997.
      4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement on Form S-18, File no. 33-25889-LA.
      4.2 Specimen Class A Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.2 on Form 10KSB for the year ended December 31, 1996.

      4.3 Specimen Class B Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.3 on Form 10KSB for the year ended December 31, 1996.
      4.4 Specimen Class C Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.4 on Form 10KSB for the year ended December 31, 1996.
      4.5 Specimen Class D Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.5 on Form 10KSB for the year ended December 31, 1996.
      4.6 Warrant Terms dated February 10th, 1997, relating to the Class A, Class B, Class C and Class D, Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.6 on Form 10KSB for the year ended December 31, 1996.
      10.1 Agreement dated February 2nd, 1997, between Ray Hoag and the Company, incorporated by reference to Exhibit 10.2 on Form 10KSB for the year ended December 31, 1996.
      10.2 Agreement dated February 2nd, 1997, between C. Jeremy Renton and the Company, incorporated by reference to Exhibit 10.21 on Form 10KSB for the year ended December 31, 1996.
      10.3 Stock Option Agreement dated January 22nd, 1997 between the Company and Charlie Rodriguez, incorporated by reference to
                  Exhibit 10.22 on Form 10KSB for the year ended December 31, 1996.
      10.4 Stock Option Agreement dated January 22nd, 1997 between the Company and C. Jeremy Renton, incorporated by reference to
                  Exhibit 10.23 on Form 10KSB for the year ended December 31, 1996.
      10.5 Stock Option Agreement dated January 22nd, 1997, between the Company and Ray Hoag, incorporated by reference to Exhibit
                  10.24 on Form 10KSB for the year ended December 31, 1996.
      10.6 Share Exchange Agreement executed the 13th day of May, 1997 between the Company and the shareholders of Major Wireless Communications Inc., ("Major Wireless"), with respect to the purchase by the Company of all the issued and outstanding shares in the capital stock of Major Wireless, incorporated by reference to Exhibit 2.1 in Form 8-K filed May 29, 1997
      10.7 Agreement supplemental to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to Exhibit 10.1 in Form 8-K filed May 29, 1997.
      10.8 Employee Stock Compensation (1997) Plan incorporated by reference to Exhibit 99 in Form S-8 filed August 29th, 1997.
      10.9        Employee Stock Option (1997) Plan incorporated by reference to
                  Exhibit 99 in Form S-8 filed August 29th, 1997.
      10.10* Employment Agreement between the Company and D. Bruce Sinclair dated November 18, 1997.

      21*         Subsidiaries

      23*         Consent of Independent Auditors on Form S-8

      (b)         Reports on Form 8-K

                  No reports on Form 8-K were filed in the 4th quarter of 1997.

                  CONSOLIDATED FINANCIAL STATEMENTS

                  WaveRider Communications Inc.

                  VANCOUVER, BRITISH COLUMBIA, CANADA

                  DECEMBER 31, 1997






                  1. AUDITORS' REPORT

                  2. CONSOLIDATED BALANCE SHEETS

                  3. CONSOLIDATED STATEMENTS OF LOSS

                  4. CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                  5. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Johnson, Holscher & Company, P.C.
                                                  Certified Public Accountants




Stockholders and Board of Directors
WaveRider Communications Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheet of WaveRider Communications Inc. as of December 31, 1997 and 1996, and the related consolidated statements of loss and deficit, stockholder's equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and the period from inception to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaveRider Communications Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from inception to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues from operations which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Johnson, Holscher & Company, P.C.

March 20, 1998




Member of the American Institute of              5975 Greenwood Plaza Boulevard,
Certified Public Accountants                                           Suite 140
Member of the Private Companies               Greenwood Village, Colorado, 80111
Practice Section
Member of the SEC Practice Section                                (303) 694-2727
                                                              Fax (303) 694-3172

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(in U.S. dollars)

Year ended December 31, 1997


                                                            1997        1996
--------------------------------------------------------------------------------
ASSETS

Current
   Cash                                                  $ 437,746       1,809
   Accounts receivable                                      57,045           -
   Prepaid expenses                                          9,387           -
   Inventory                                                19,656           -
   Trade name                                                    -      22,189
--------------------------------------------------------------------------------
                                                           523,834      23,998

Equipment [Note 4]                                         340,599      13,855
Goodwill [Note 5]                                           67,728           -
--------------------------------------------------------------------------------
                                                         $ 932,161      37,853
================================================================================

LIABILITIES

Current
   Accounts payable                                      $ 108,060      75,054
   Accrued liabilities                                     150,027      58,239
   Deferred revenue                                         24,155           -
--------------------------------------------------------------------------------
                                                           282,242     133,293

STOCKHOLDERS' EQUITY
Share capital [Note 6]                                   4,286,248   2,501,759
Deficit accumulated during the development stage        (3,636,329) (2,597,199)
--------------------------------------------------------------------------------
                                                           649,919     (95,440)
--------------------------------------------------------------------------------
                                                         $ 932,161      37,853
================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(in U.S. dollars)

Year ended December 31, 1997


                                                                     Inception
                                                                    (Aug. 6/87
                                                1997        1996   to Dec. 31/97
--------------------------------------------------------------------------------

REVENUE

Internet sales                               $  77,459           -      77,459
Interest and other                                   -           -      23,568
--------------------------------------------------------------------------------
                                                77,459           -     101,027

EXPENSES

Office and general                             394,096      57,227   1,360,978
Consulting fees                                247,497      31,913   1,186,121
Research and development:
   Salaries and benefits                       215,889           -     301,587
   Equipment and materials                      66,209           -      66,209
   Depreciation                                 65,394           -      65,394
   Overhead                                     32,237           -      32,237
Legal and accounting                            55,665      26,176     289,665
Internet services                               21,798           -      21,798
Depreciation and amortization                   12,570       5,221      80,427
Salaries and benefits                            5,234       1,239     332,940
--------------------------------------------------------------------------------
                                             1,116,589     121,776   3,737,356
--------------------------------------------------------------------------------
NET LOSS                                    (1,039,130)   (121,776) (3,636,329)
================================================================================

LOSS PER COMMON SHARE                        $   (0.08)      (0.02)      (0.68)
================================================================================

Weighted Average Number of Common Shares    12,299,522    5,113,041  2,463,539
================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)

Year ended December 31, 1997



                                                                       Inception
                                                                      (Aug. 6/87
                                                1997        1996   to Dec. 31/97
--------------------------------------------------------------------------------
OPERATIONS

Net loss                                   $(1,039,130)   (121,776) (3,636,329)
Items not involving cash
   Depreciation and amortization                77,964       5,221     145,821
   Loss on sale of equipment                    13,855      31,596      91,616
--------------------------------------------------------------------------------
                                              (947,311)    (84,959) (3,398,892)
Net changes in non-cash working capital items   85,050      40,885     195,119
--------------------------------------------------------------------------------
                                              (862,261)    (44,074) (3,203,773)
--------------------------------------------------------------------------------
INVESTING

   Acquisition of equipment                   (407,635)       -       (571,961)
   Acquisition of goodwill in subsidiary       (78,656)       -        (78,656)
--------------------------------------------------------------------------------
                                              (486,291)       -       (650,617)
--------------------------------------------------------------------------------
FINANCING

   Shares issued                             1,784,489      43,484   4,286,248
   Loans from Affiliates                          -           -          2,657
   Proceeds (payments) from lease obligations     -         (9,759)      3,231
--------------------------------------------------------------------------------
                                             1,784,489      33,725   4,292,136
--------------------------------------------------------------------------------
Increase in cash                               435,937     (10,349)     437,746

Cash, beginning of year                          1,809      12,158         -
--------------------------------------------------------------------------------
CASH , end of year                             437,746       1,809      437,746
================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in U.S. dollars)

Year ended December 31, 1997

                          Common Stock
                     -----------------------   Paid-in    B Pref.     Deficit during
                     Number        Par Value   Capital   Par Value   development stage   Total
--------------------------------------------------------------------------------------------------
Issued for cash      4,000,000      $ 4,000     6,000      -                -            10,000
Net income,
August 6, 1987
(inception) to
December 31, 1987         -            -         -         -                  56             56
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1987    4,000,000        4,000     6,000      -                  56         10,056
Issued for cash      2,100,000        2,100     3,150      -                -             5,250
Issued for services    680,000          680     1,020      -                -             1,700
Net loss for year         -            -         -         -              (5,380)        (5,380)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1988    6,780,000        6,780    10,170      -              (5,324)        11,626
Public offering
for cash             2,008,000        2,008    48,192      -                -            50,200
Deferred costs of
public offering           -            -      (28,574)     -                -           (28,574)
Net loss for year         -            -         -         -              (5,112)        (5,112)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1989    8,788,000        8,788    29,788      -             (10,436)        28,140
Offering costs            -            -      (10,500)     -                -           (10,500)
Net loss for year         -            -         -         -             (17,640)       (17,640)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1990    8,788,000        8,788    19,288      -             (28,076)          -
Net loss for year         -            -         -         -                -              -
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1991    8,788,000        8,788    19,288      -             (28,076)          -
Net loss for year         -            -         -         -                -              -
--------------------------------------------------------------------------------------------------
Balance
December 31, 1992    8,788,000        8,788    19,288      -             (28,076)          -
Reverse stock
split 1:100         (8,700,120)      (8,700)    8,700      -                -              -
Issued shares
for Channel i PLC      400,000          400     2,100      -                -             2,500
Issued for services    800,000          800     4,200      -                -             5,000
Share subscriptions
received                  -            -      100,000      -                -           100,000
Net loss for year         -            -         -         -            (177,686)      (177,686)
--------------------------------------------------------------------------------------------------
Balance
December 31, 1993    1,287,880       1,288    134,288      -            (205,762)       (70,186)
Public Offerings     3,218,181       3,218  1,764,424      -                -         1,767,642
Share subscriptions
returned                  -           -      (100,000)     -                -          (100,000)
Net loss for year         -           -          -         -          (1,215,576)    (1,215,576)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1994    4,506,061       4,506  1,798,712      -          (1,421,338)       381,880
Public offering        100,000         100    199,900      -                -           200,000
Net loss for year         -           -          -         -          (1,054,085)    (1,054,085)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1995    4,606,061       4,606  1,998,612      -          (2,475,423)      (472,205)
Cancellation
of shares              (50,002)        (50)      -         -                -              (50)
Public Offerings       628,500         629    497,962      -                -          498,591
Net loss for year         -           -          -         -            (121,776)     (121,776)
--------------------------------------------------------------------------------------------------
Balance,
December 31, 1996    5,184,559       5,185  2,496,574      -          (2,597,199)      (95,440)
Private Placements   4,766,250       4,766    278,266      -                -          283,032
For Services           908,000         908     57,342      -                -           58,250
Options exercised    1,467,000       1,467    208,970      -                -          210,437
Warrants exercised  14,592,572      14,593  1,214,177      -                -        1,228,770
B Preference              -           -          -        4,000             -            4,000
Net loss for year         -           -          -         -          (1,039,130)   (1,039,130)
--------------------------------------------------------------------------------------------------
                    26,918,381    $ 26,919  4,255,329     4,000       (3,636,329)      649,919
==================================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Year ended December 31, 1997

1.  NATURE OF OPERATIONS
--------------------------------------------------------------------------------

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on NASD's OTC Bulletin Board, trading symbol WAVC.

The Company is in the process of developing and marketing digital wireless internet access technology.

The Company incurred an operating loss of $1,039,130 (1996 - $121,776) for the year ended December 31, 1997. The Company's ability to discharge liabilities in the normal course of business is dependent on future profitable operations and/or obtaining additional debt or equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation and Basis of Accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Major Wireless Communications Inc. and Jetstream Internet Services Inc., both of which are British Columbia companies with operations in British Columbia, Canada. For the year ended December 31, 1996 the consolidated financial statements include the accounts of Channel i PLC, which was discontinued in 1997.

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

Financial instruments - The Company's financial instruments consist of accounts receivable, prepaid expenses, accounts payable, and accrued liabilities. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments mentioned and that their fair values approximate their carrying values, unless otherwise noted.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

Foreign currency translation - As all of the Company's operations are in Canada, the Canadian dollar has been chosen as the Company's functional currency. All assets and liabilities denominated in Canadian dollars are translated at the current rate and revenues, expenses, gains and losses are translated at weighted average exchange rates. Translation adjustments on US dollar transactions are expensed.

Equipment - Equipment is recorded at cost and depreciated over the estimated lives of the assets, commencing in the year the assets are put into use, as follows:

     - Modem software - 50% - declining balance method
     - Computer equipment - 30% - declining balance method
     - Lab equipment - 25% - declining balance method
     - Modem housing mold - 25% - declining balance method
     - Computer software - 50% - declining balance method
     - Office equipment and furniture - 20% - declining balance method
     - Leasehold improvements - 2 years - straight line
     - Station site development - 40% - declining balance method

WaveRider Communications Inc.
(A Development Stage Company)
(in U.S. dollars)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ended December 31, 1997


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
--------------------------------------------------------------------------------


Goodwill - Goodwill represents the excess of cost over fair value of the net assets and liabilities of Jetstream Internet Services Inc. It is amortized using the straight-line method over a period of three years.

Revenue recognition and deferred revenue - Fees billed for internet services on long term service contracts are recognized over the period of the contracts.

Research and development costs - Research and development costs are expensed as incurred.


3. ACQUISITION  OF SUBSIDIARIES
--------------------------------------------------------------------------------

Major Wireless Communications Inc. - On May 13, 1997, the Company acquired all of the shares of Major Wireless Communications Inc. (MWCI) in exchange for the issue of 4,000,000 Series B voting convertible preferred stock with a par value of $0.001 per share. The B preferred shares are convertible into common shares at a ratio of 10 common shares for each preferred share. The preferred shares are held in escrow and will be released on achievement of certain levels of performance. In the event that all the shares are not released before May 13, 2002, the remaining escrowed preference shares will be cancelled. At the discretion of the Company's Board of Directors the cancellation date may be extended for a maximum of two years.

MWCI was created for the purpose of developing certain wireless communications technology. At the effective date of the acquisition the company had no assets or liabilities.

Jetstream Internet Services Inc. - On August 1, 1997, Jetstream Internet Services Inc., a newly created subsidiary, acquired as a going concern all the assets and liabilities of an internet provider in the Province of British Columbia, Canada. The acquisition has been accounted for using the purchase method of accounting with the purchase price assigned to the net assets acquired based on their fair values at the time of acquisition and the deemed excess has been assigned to goodwill as follows:

Current assets                                                       $   9,869
Current liabilities                                                    (76,989)
Equipment                                                               27,315
Goodwill                                                                78,656
--------------------------------------------------------------------------------
Total consideration                                                  $  38,851
================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in U.S. dollars)

Year ended December 31, 1997



4.  EQUIPMENT
--------------------------------------------------------------------------------
                                            Accumulated       Net Book Value
                                    Cost    Depreciation    1997         1996
--------------------------------------------------------------------------------
Modem software                   $ 108,887      27,222      81,665           -
Computer equipment                  88,928      11,292      77,636           -
Lab equipment and tools             80,762      10,095      70,667           -
Modem housing mold                  47,891           -      47,891           -
Computer software                   27,327       6,824      20,503           -
Equipment and fixtures              25,712       2,334      23,378      13,855
Leasehold improvements              16,835       7,011       9,824           -
Station site development            11,293       2,258       9,035           -
--------------------------------------------------------------------------------
                                 $ 407,635      67,036     340,599      13,855
================================================================================

5. GOODWILL

Cost                                                                 $  78,656
Less accumulated amortization                                           10,928
--------------------------------------------------------------------------------
                                                                     $  67,728
================================================================================

6.  CAPITAL STOCK
--------------------------------------------------------------------------------
The authorized and issued share capital of  the Company is as follows:

                                                        Issued
                                     ---------------------------------------------------
                       Authorized    Number       Par Value   Paid-in Capital  Total
----------------------------------------------------------------------------------------

Common, voting,
par value of $0.001    100,000,000   26,918,381   $  26,919   4,255,329        4,282,248
Undesignated
preferred stock            701,875         -           -           -                -
A voting convertible
preferred stock            298,125         -           -           -                -
B voting convertible
preferred stock          4,000,000    4,000,000       4,000        -               4,000
----------------------------------------------------------------------------------------
                                                  $  30,919   4,255,329        4,286,248
========================================================================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Year ended December 31, 1997


CAPITAL STOCK (Continued)
---------------------------------------------------------------------------------------------------------
During the year two private placements of stock were issued as follows:

                                     Common Issued              Unissued               Total
                                 ---------------------    -------------------    ------------------------
                                      #          $            #         $             #           $
Preferred stock units
     Shares $0.065               2,981,250   $ 193,782        -      $   -       2,981,250     $193,782
     Warrants $0.085,
     $0.105,$0.125               7,452,572     782,520   1,491,178    156,573    8,943,750      939,093
---------------------------------------------------------------------------------------------------------
                                10,433,822     976,302   1,491,178    156,573   11,925,000    1,132,875
---------------------------------------------------------------------------------------------------------
Common stock units
     Shares $0.05                1,785,000      89,250        -          -       1,785,000      89,250
     Warrants $0.0625            7,140,000     446,250        -          -       7,140,000     446,250
---------------------------------------------------------------------------------------------------------
                                 8,925,000     535,500        -          -       8,925,000     535,500
---------------------------------------------------------------------------------------------------------
                                19,358,822 $ 1,511,802   1,491,178   $156,573   20,850,000  $1,668,375
=========================================================================================================

Preferred stock units - During the year the Company issued 298,125 units at a price of $0.65 per unit. Each unit consists of one Series A voting convertible preferred stock (convertible into 10 common shares) and three Common Stock Purchase Warrants per converted common share. The three warrants have respective exercise prices of $0.085, $0.105 and $0.125. The warrants expire on February 6, 1998.

Common stock units - During the year the Company issued 1,785,000 units at a price of $0.05 per unit. Each unit consists of one common share and four common stock purchase warrants. One warrant entitles the holder to purchase one common share at $0.0625 per share.

Series B Voting Convertible Preferred Shares - As described in Note 3, on acquisition of Major Wireless Communications Inc. the Company issued 4,000,000 Series B preferred shares. The Shares are held in escrow subject to release only when certain levels of performance have been achieved by the Company. In the event that the shares are not released before May 13, 2002, the escrowed shares will be cancelled or at the discretion of the Board of Directors the cancellation date may be extended for two years. When released the shares may be converted into common shares at a ratio of 10 common shares to each preferred share.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Year ended December 31, 1997



CAPITAL STOCK (Continued)
--------------------------------------------------------------------------------

Employee Stock Option Plans - During the year the Company authorized two incentive/compensation plans for a total of 7,500,000 common shares that may be optioned or awarded to employees and certain consultants. An initial offering to existing employees was set at $0.25 per share. Any subsequent offerings are to be set at market value. Stock options to employees, directors and consultants are summarized as follows:

--------------------------------------------------------------------------------
                Exercised
                  price    Outstanding      Expiry dates
--------------------------------------------------------------------------------
                  $0.25      543,712          June 11, 2000
                  $0.44      428,540    Oct.31/Nov. 1, 2000
                  $0.48      200,000      November 17, 2000
                  $0.49       60,000        October 6, 2000
                  $0.50    1,500,000          June 25, 2000
                  $0.56    1,000,000      November 18, 2000
                  $0.63       66,000      September 8, 2000
                  $0.70       80,000      November 21, 2000
--------------------------------------------------------------------------------
                           3,878,252
================================================================================

7.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year a total of $ 88,778 was paid or payable to directors and officers or to companies related to them under management and administration contracts.


8. COMMITMENTS
--------------------------------------------------------------------------------

Leases - Real estate lease commitments for the base rental payments for offices and an antenna station site are as follows:

                                1998         $  58,097
                                1999         $  41,784
                                2000         $  19,585

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Year ended December 31, 1997



9.  INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have $ 1,965,146 of non-capital loss carry-forwards, $767,325 of scientific research and development allowances and $153,464 of tax credits which may, subject to certain restrictions, be available to offset future taxable income or taxes payable. No future benefit of these losses and credits has been recognized in these financial statements. The loss carry-forwards expire as follows:

                          2004         $ 388,361
                          2005                 -
                          2006                 -
                          2007            28,076
                          2008           140,736
                          2009           847,091
                          2010           316,312
                          2011            63,734
                          2012           180,836
--------------------------------------------------------------------------------
                                      $1,965,146
================================================================================

10.  COMPARATIVE FIGURES
--------------------------------------------------------------------------------

Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation.


11.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Warrants - In February 1998 the remaining 1,491,178 common share purchase warrants described in Note 6 were exercised.

Private Placement of 500,000 Units - On February 16, 1998 the Company announced a private placement consisting of 500,000 common share purchase units at a price of $1.00 per unit. Each unit consists of one common share of the Company and one common share purchase warrant. One warrant entitles the holder to acquire one common share for $1.25 for a one year period.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 14, 1998              WAVERIDER COMMUNICATIONS INC.


                         By    /s/ D. Bruce Sinclair
                                   ---------------------------------------------
                                   D. Bruce Sinclair, President, Chief Executive Officer and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Name                    Title                  Date

/s/ D. Bruce Sinclair         President, Chief Executive          April 14, 1998
    ------------------------- Officer and Director
    D. Bruce Sinclair

/s/ T. Scott Worthington      Chief Financial Officer             April 14, 1998
    -------------------------
    T. Scott Worthington

/s/ William E. Krebs          Secretary and Director              April 14, 1998
    -------------------------
    William E. Krebs

/s/ William H. Laird          Director                            April 14, 1998
    -------------------------
    William H. Laird