Form 10QSB
period 1998-03-31
WAVERIDER COMMUNICATIONS INC
filed 1998-05-15
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31st, 1998.



                         Commission file number 0-25680


                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                  33-0264030
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)


           604 Edward Avenue, Unit #3, Richmond Hill, Ontario L4C 9Y7
         --------------------------------------------------------------
         (Address of principal executive offices and Zip (Postal) Code)


                                 (416) 410-4843
                           ---------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)


                           595 Howe Street, Suite 204
                              Vancouver, BC, Canada


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes __X__;    No _____


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998 - 39,795,559

Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):

     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                       For the Period Ended March 31, 1998


                                      INDEX

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION                                             3


Item 1.     Financial Statements                                            4-8

            Balance Sheets                                                    4

            Statements of Operations                                          5

            Statements of Cash Flows                                          6

            Notes to Financial Statements                                   7-8

Item 2.     Management's Discussion and Analysis or Plan of Operation      9-10


PART II     OTHER INFORMATION                                                10


Item 2.     Changes to Securities                                            10

Item 6.     Reports on Form 8-K                                              10

            Signatures                                                       10

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                         ( A Development Stage Company)

          Quarter ended March 31, 1998 and year ended December 31, 1997


     The Financial statements for the three months ended March 31, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                                 Balance Sheets
          Quarter ended March 31, 1998 and year ended December 31, 1997

                                                     March         December
                                                    31,1998        31, 1997
                                                  (Unaudited)      (Audited)
                                                 -------------    -----------

CURRENT ASSETS
 Cash and Equivalent                              $   587,118      $ 437,746
 Accounts Receivable                                   50,833         57,045
 Prepaid Expenses                                       2,115          9,387
 Inventory                                             20,884         19,656
                                                  -----------      ---------
                           Total Current Assets   $   660,950      $ 523,834
                                                  -----------      ---------

EQUIPMENT
 Equipment and Fixtures                           $   523,505      $ 407,635
 Less Accumulated depreciation                        109,455        (67,036)
                                                  -----------      ---------
      Net Equipment                               $   414,050      $ 340,599
                                                  -----------      ---------

GOODWILL
  Cost                                                 78,656         78,656
  Amortization                                        (13,472)       (10,928)
                                                  -----------      ---------
                                                       65,184         67,728
                                                  -----------      ---------
         Total assets                             $ 1,140,184      $ 932,161
                                                  ===========      =========

LIABILITIES

CURRENT LIABILITIES

 Accounts Payable                                 $   136,194      $ 108,060
 Accrued Liabilities                                  107,661        150,027
 Deferred Revenue                                      35,778         24,155
                                                  -----------      ---------
      Total Current Liabilities                   $   279,633      $ 282,242
                                                  -----------      ---------

STOCKHOLDER'S EQUITY

Preferred stock, $.001 par value:
authorized 5,000,000 shares: issued
and outstanding  4,000,000 shares as of
March 31, 1998 and December 31,1997               $     4,000      $  4,000
Common  Stock  $.001  par  value;
authorized  100,000,000  shares;  issued
and outstanding 28,984,559 and
26,918,381 shares at March 31, 1998
and December 31,1997, respectively                     28,985        26,918

 Paid in capital                                    4,928,587      4,255,329
 Accumulated deficit                               (4,101,021)    (3,636,329)
                                                  -----------     ----------
      Total Stockholder's Equity                  $   860,551     $  649,919
                                                  -----------     ----------

Total Liabilities and Stockholder's Equity        $ 1,140,184     $  932,161
                                                  ===========     ==========

                See accompanying notes to financial statements.


                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                            Statements of Operations
                          Quarter Ending March 31, 1998


                                                                      Inception
                                                                   (August 6, 1987)
                                                                           to
                                       1998           1997          March 31, 1997
                                     ------------------------------------------------
REVENUE

Internet Sales                      $  36,826       $   --           $   114,285
Interest and other income                 733           --                24,301
-------------------------------------------------------------------------------------
                                       37,559           --               138,586

EXPENSES

Office and general                    107,296          4,659           1,468,274
Consulting fees                        63,872           --             1,249,993
Research and development
     Salaries and benefits            179,800           --               496,807
     Equipment and materials           13,524           --                79,733
     Depreciation                      40,115           --               105,509
     Overhead                          37,840           --                70,077
Legal and accounting                   22,169           --               311,834
Internet services                      17,365           --                39,163
Depreciation and amortization           4,850           --                85,277
Salaries and benefits                  15,420           --               332,940
-------------------------------------------------------------------------------------

                                      502,251          4,659           4,239,607
-------------------------------------------------------------------------------------

NET (LOSS)                          $(464,692)     $  (4,659)        $(4,101,021)
=====================================================================================

LOSS PER COMMON SHARE               $ (0.0166)     $  (0.008)        $   (1.3393)
=====================================================================================

Weighted Average Number Of
Common Shares                      28,000,877      5,113,041           3,062,070
=====================================================================================


                See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents



                                                            Three Months             Inception
                                                                 to                August 6,1987
                                                               March 31              to March 31
                                                     ---------------------------  ---------------
                                                           1998        1997             1998
                                                           ----        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $  (464,692)  $  (4,659)      $ (4,101,021)
Adjustments to reconcile net (loss) to cash
Depreciation                                              44,965        --              190,786
 Loss on sale of fixed assets                               --        13,855             96,467
 Increase in accounts receivable                           6,212        --              (50,833)
 Decrease (increase) in other assets                       6,043    (130,030)           (22,999)
 Increase (decrease) in accounts payable                  28,134     (28,792)           136,194
 Increase (decrease) in accrued liabilities              (42,366)       --              107,661
 Increase (decrease) in deferred revenue                  11,623        --               35,778
                                                     -----------  ----------        -----------
    Net Cash Flows Used for Operating Activities     $  (410,081) $ (149,626)       $(3,607,967)
                                                     -----------  ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                           $  (115,870)   $      --       $  (687,831)
  Goodwill                                                  --             --           (78,656)
                                                     -----------    -----------     -----------
    Net Cash Flows Used for Investing Activities     $  (115,870)   $      --       $  (766,487)
                                                     -----------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

 Advance on sale of stock                                   --           84,376            --
 Sale of stock, net of offering costs                    675,323        121,500       4,961,572
                                                     -----------    -----------     -----------
   Net Cash Flows Provided by Financing Activities   $   675,323    $   205,876     $ 4,961,572
                                                     -----------    -----------     -----------

Net increase in cash                                 $   149,372    $    56,248    $    587,118
Cash and cash equivalents-beginning of period            437,746           --              --
                                                     -----------    -----------     -----------
Cash and cash equivalents-end of period              $   587,118    $    58,059     $   587,118
                                                     ===========    ===========     ===========

                See accompanying notes to financial statements.


NON-CASH ACTITIES

2,388,000 shares of common stock have been issued for services performed since inception.

                          WaveRider Communications Inc.
                         ( A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 1998 and December 31, 1997

1. NATURE OF OPERATIONS

WaveRider Communications Inc., incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on NASDAQ OTC Bulletin Board, trading symbol WAVC.

The Company is in the process of developing and marketing digital wireless internet access technology.

The Company incurred an operating loss of $464,692 (1997 - $4,659) for the quarter ended March 31, 1998. The Company's ability to discharge liabilities in the normal course of business is dependent on future profitable operations and/or obtaining additional debt or equity financing.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.) and Jetstream Internet Services Inc., both of which are British Columbia companies with operations in British Columbia, Canada. For the quarter ended March 31, 1997 the consolidated financial statements include the accounts of Channel i PLC, which was discontinued in 1997.

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

NOTE 2:  ACQUISITION


     On May 13, 1997, the Company acquired 100 percent of the 1,600 common stock and 1,600 preferred stock outstanding of Major Wireless Communications Inc. in exchange for the Company issuing 4,000,000 shares of Series B Voting Convertible Preferred Stock with a par value of $0.001 per share (the "preferred shares"). Under an agreement finalized April 15, 1998, the preferred shares were exchanged by the shareholders for 10,000,000 common shares (the "common shares") of the Company. The common shares are held in escrow and will be released to the previous shareholders of MWCI on the occurrence of certain performance-related events. In the event that any of the events have not occurred by May 13, 2002, the remaining common shares will be cancelled by the Company. This expiry date may be extended by up to two years at the discretion of the Company's Board of Directors. No shares have been released to date.

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

     On March 25, 1998, the Company changed the name of Major Wireless Communications Inc. to WaveRider Communications (Canada) Inc.


NOTE 3:  STOCKHOLDER'S EQUITY


Common Stock

     In the first quarter of 1998, the Company raised $500,000 through a private placement of 500,000 units of its common stock. Series E Warrants were attached entitling the holders to purchase an additional 500,000 shares for $625,000.

     During the quarter, the remainder of the Series B, C and D warrants, attached to units of Series A Convertible Preferred Stock, amounting to 1,491,178 common shares, were exercised for $156,573. In addition, 75,000 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $18,750.


NOTE 4: COMMITMENTS


Agreements

      On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares at $0.25 per share and an Employee Compensation
(1997) Plan for 2,500,000 common shares at $0.25 per share. On February 16, 1998, the Company authorized an increase to the Employee Stock Option (1997) Plan to 6,250,000.

         As of March 31, 1998, the Directors had awarded 5,854,797 options under the Employee Stock Option (1997) Plan and 2,500 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan are made at the closing price of the stock on the date of the date of the award and are subject to completion of an amendment to the plan under Form S-8, which is anticipated to be filed on or before May 15, 1998.


NOTE 5: INCOME TAXES


     WaveRider Communications Inc. incurred an operating loss for the quarter ended March 31, 1998 and the year ended December 31,1997 of $464,692 and $1,039,130, respectively.

     As of December 31, 1997 and 1996, the Company had net operating loss carry-forwards of $1,965,146 and $1,460,089, respectively, which expire between the years 2004 - 2012.


NOTE 6: GOING CONCERN AND DISCONTINUED OPERATIONS


     At March 31, 1998 and December 31, 1997, the Company has not generated significant revenues from operations.

     The Company is actively designing, developing and planning the production and sale of wireless modem technology for Internet Service Providers. The Company is entirely dependent upon it's ability to raise the funds necessary for research and development, manufacturing and operating capital.

Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 1998.

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

     Liquidity and Capital Resources.

     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(TM) line of wireless Internet products.

     In the first quarter of 1998, the Company raised $500,000 through a private placement of 500,000 units of its common stock. Series E Warrants were attached entitling the holders to purchase an additional 500,000 shares for $625,000. As well, during the quarter, the remainder of the Series B, C and D warrants, attached to units of Series A Convertible Preferred Stock, amounting to 1,491,178 common shares, were exercised for $156,573 and 75,000 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $18,750.

     Subsequent to the end of the quarter, 410,000 of the Series E Warrants have been exercised for $512,500 and 401,000 options have been exercised for $182,090.

     Current Activities.

     The Company currently has 32 employees working in its two subsidiaries, WaveRider Communications (Canada) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(TM) line of wireless Internet products.


      Results of Operations First Quarter 1998

      During the first quarter of the year, the Company incurred a net loss of $464,692. Cash and equivalents amounted to $587,118 and current liabilities were $279,633 including accruals for expenses. Expenses during the first quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Activities during the quarter centered on developing production and marketing plans for WaveRider(R) products.

     Results of Operations First Quarter 1997

     During the quarter ended March 31, 1997 the Company incurred a net loss of $4,659. Expenses related primarily to miscellaneous operating and professional costs. Activities in this quarter centered on the preliminary steps required in the acquisition of Major Wireless Communications Inc. (now WaveRider Communications (Canada) Inc.)



                           PART II. OTHER INFORMATION


Item 2.     Changes to Securities

     With the unanimous consent of the holders of the Series B Preferred shares, the rights and restrictions pertaining to these shares were changed by the Company by resolutions dated March 16th, 1998. These changes included the reduction of the conversion ratio of the Series B Preferred shares into Common shares from 10:1 to 2.5:1 and have been more particularly described in a Form 8-K filed on the 4th day of May, 1998. As a result and immediately following this transaction, all outstanding Series B Preferred shares were converted in Common shares effective April 24th, 1998. It is possible that the Company may re-designate and/or re-issue the converted Series B Preferred shares to facilitate future financing requirements.


Item 6.     Exhibits and Reports on Form 8-K


(b)   Reports on Form 8-K

February 10, 1998          Appointment  of CEO effective  November 18, 1997  and
                           change in membership In the Board of Directors of the Company


February 25, 1998          Sale of Equity Security


May 4, 1998                Completion  of  Sale  of  Equity Security (previously
                           reported on form 8-K On February 25, 1998)

                           Agreement to amend the conversion rate on the convertible preferred Shares, convert the preferred shares to common shares, and place common Shares under an escrow agreement.




Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                           WaveRider Communications Inc.



Date: May 13, 1998                     /s/ Bruce Sinclair
                                           -------------------------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer


                                       /s/ Scott Worthington
                                           -------------------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.