Form 10QSB
period 1998-06-30
WAVERIDER COMMUNICATIONS INC
filed 1998-07-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 1998.



                         Commission file number 0-25680


                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)


           NEVADA                                       33-0264030
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


                235 Yorkland Blvd., Suite 1101, Toronto, Ontario
     M2J 4Y8 (Address of principal executive offices and Zip (Postal) Code)


                                 (416) 502-3200
                           (Issuer's telephone number)


                604 Edward Ave., Unit # 3, Richmond Hill, Ontario
          L4C 9Y7 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes __X__;    No _____


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 29, 1998 - 40,021,221
Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
       Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                       For the Period Ended June 30, 1998


                                      INDEX

                                                                           Page

PART I.     FINANCIAL INFORMATION                                            3

Item 1.     Financial Statements                                           4-9

            Balance Sheets                                                   4

            Statements of Operations                                         5

            Statements of Cash Flows                                         6

            Notes to Financial Statements                                  7-9


Item 2.     Management's Discussion and Analysis or Plan of Operation     9-10


PART II     OTHER INFORMATION                                               10

Item 2.     Changes to Securities                                           10

Item 4.     Submission of Matters to a Vote of Security Holders             10

Item 6.     Reports on Form 8-K                                             10

            Signatures                                                      11

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                         ( A Development Stage Company)

          Quarter ended June 30, 1998 and year ended December 31, 1997


     The Financial statements for the three and six months ended June 30, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

WaveRider Communications Inc.
( A Development Stage Company)
Balance Sheets
Quarter ended June 30, 1998 and year ended December 31, 1997


                                        June 30, 1998    December 31, 1997
                                         (Unaudited)        (Audited)
                                       -----------------------------------
CURRENT ASSETS
 Cash and Equivalent                   $    2,146,292          $   437,746
 Accounts Receivable                           97,660               57,045
 Prepaid Expenses                              13,475                9,387
 Inventory                                     58,739               19,656
                                       -----------------------------------
              Total Current Assets     $    2,316,166          $   523,834
                                       -----------------------------------
EQUIPMENT
 Equipment and Fixtures                $      911,601          $   407,635
 Less Accumulated depreciation               (149,893)             (67,036)
                                       -----------------------------------
    Net Equipment                      $      761,708              340,599
                                       -----------------------------------
GOODWILL
  Cost                                 $       72,318               78,656
  Amortization                                (19,314)             (10,928)
                                       -----------------------------------
                                       $       53,004               67,728
                                       -----------------------------------
         Total assets                  $    3,130,878              932,161
                                       ===================================
LIABILITIES

CURRENT LIABILITIES
 Accounts Payable                      $      181,574              108,060
 Accrued Liabilities                          127,406              150,027
 Current Portion of Long-term Capital Lease    95,786
 Deferred Revenue                              36,088               24,155
                                       -----------------------------------
Total Current Liabilities              $      440,854          $   282,242

Long-term Capital Lease                $       28,485          $         -
                                       -----------------------------------
          Total Liabilities            $      469,339              282,242
                                       -----------------------------------
STOCKHOLDER'S EQUITY

Preferred stock, $.001 par value:
authorized 5,000,000 shares: issued
and outstanding  800,000 shares as
of June 30, 1998 and 4,000,000 as
of December 31,1997                    $          800          $     4,000

Common  Stock  $.001  par  value;
authorized  100,000,000  shares;
issued and outstanding 39,992,921
shares at June 30, 1998 and 26,918,381
shares at December 31, 1997                    39,993               26,918

 Paid in capital                            7,740,717            4,255,329
 Accumulated deficit                       (5,119,971)          (3,636,329)
                                       -----------------------------------
     Total Stockholder's Equity        $    2,661,539          $   649,919
                                       -----------------------------------
Total Liabilities and
Stockholder's Equity                   $    3,130,878          $   932,161
                                       ===================================


See accompanying notes to financial statements.

WaveRider Communications Inc.
( A Development Stage Company)
Statements of Operations
Quarter Ending June 30, 1998


                                                                                                                           Inception
                                                        Three Months Ended                Six Months Ended          (August 6, 1987)
                                                             June 30,                          June 30,                  to June 30,
                                                       1998           1997               1998           1997                    1998
                                          ------------------------------------------------------------------------------------------
REVENUE

Internet Sales                                    $       39,913                   $       76,695                   $       154,154
Interest and other income                                     46           22                 779            22              24,347
                                          ------------------------------------------------------------------------------------------
                                                          39,959           22              77,474            22             178,501
                                          ------------------------------------------------------------------------------------------
EXPENSES

Research and development
      Salaries and benefits                              281,288       96,455             461,088        96,455             762,675
      Equipment and materials                            108,626       11,383             122,150        11,383             188,359
      Consulting                                         125,833                          168,633                           168,633
      Depreciation                                        42,195                           82,310                           147,704
      Overhead                                            57,425       60,256              95,265        60,256             127,502
Office and general                                       264,609       30,250             371,905        34,911           1,732,883
Consulting fees                                           87,432       36,460             108,504        36,460           1,294,625
Legal and accounting                                      36,588                           58,757                           348,422
Internet services                                         29,704                           47,069                            68,867
Depreciation and amortization                             12,288                           17,138                            97,565
Salaries and benefits                                     12,877                           28,297                           361,237
                                          ------------------------------------------------------------------------------------------
                                                  $    1,058,865  $   234,804        $  1,561,116    $  239,465     $     5,298,472
                                          ------------------------------------------------------------------------------------------
NET (LOSS)                                        $   (1,018,906) $  (234,782)       $ (1,483,642)   $ (239,443)    $    (5,119,971)
                                          ==========================================================================================
LOSS PER COMMON SHARE                             $        (0.03) $     (0.03)       $      (0.05)   $    (0.04)    $         (1.58)
                                          ==========================================================================================
Weighted Average Number Of Common Shares              37,076,002    7,510,320          32,046,598     6,150,013           3,247,029
                                          ==========================================================================================


See accompanying notes to financial statements.

WaveRider Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                                               Six Months Ended                        Inception
                                                                    30-Jun                      (August 6, 1987)
                                                     ------------------------------------------------------------
                                                            1998                1997            to June 30, 1998
                                                     ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                             $  (1,483,642)   $     (239,443)        $     (5,119,971)
Adjustments to reconcile net (loss) to cash
Depreciation                                                  99,448                                    245,269
Exchange loss on net long term assets                         22,870                                     22,870
 Loss on sale of fixed assets                                                   13,855                   91,616
 Decrease (increase) in accounts receivable                  (40,615)          (74,897)                 (97,660)
 Decrease (increase) in other current assets                 (43,171)           (1,368)                 (72,214)
 Increase (decrease) in accounts payable                      73,514             3,366                  181,574
 Increase (decrease) in accrued liabilities                  (22,621)            7,890                  127,406
 Increase (decrease) in capital leases                       124,271                                    124,271
 Increase (decrease) in deferred revenue                      11,933                                     36,088
                                                     ------------------------------------------------------------
    Net Cash Flows Used for Operating Activities       $  (1,258,013)    $    (290,597)        $     (4,460,751)
                                                     ------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                             $    (528,703)    $    (219,421)        $     (1,095,811)
  Goodwill                                                                                              (78,656)
                                                     ------------------------------------------------------------
    Net Cash Flows Used for Investing Activities       $    (528,703)    $    (219,421)        $     (1,174,467)
                                                     ------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Affiliate - net of repayment              $     134,267
  Advance on sale of stock                                                      76,012
  Sale of stock, net of offering costs                      3,495,262          319,281                7,781,510
                                                     ------------------------------------------------------------
   Net Cash Flows Provided by Financing Activities     $    3,495,262    $     529,560         $      7,781,510
                                                     ------------------------------------------------------------
Net increase in cash                                   $    1,708,546    $      19,542         $      2,146,292

Cash and cash equivalents-beginning of period                 437,746            1,809                        0
                                                     ------------------------------------------------------------
Cash and cash equivalents-end of period                $    2,146,292    $      21,351         $      2,146,292
                                                     ============================================================

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1998 and December 31, 1997

1. NATURE OF OPERATIONS
--------------------------------------------------------------------------------

WaveRider Communications Inc., incorporated in 1987 under the laws of the state of Nevada USA, is a public company traded on NASDAQ OTC Bulletin Board, trading symbol WAVC. Prior to its takeover of Major Wireless Communications Inc., in May of 1997, the Company had become dormant and all prior business activities had been discontinued.

The Company is in the process of developing and marketing digital wireless Internet access technology.

The Company incurred an operating loss of $1,483,642 (1997 - $239,443) for the six months ended June 30, 1998. The Company's ability to discharge liabilities in the normal course of business is dependent on future profitable operations and/or obtaining additional debt or equity financing.


2. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation and Basis of Accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.) and Jetstream Internet Services Inc., both of which are British Columbia companies with operations in British Columbia, Canada. For the six months ended June 30, 1997 the consolidated financial statements include the accounts of Channel i PLC, which was discontinued in 1997.

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

NOTE 2:  ACQUISITION

     On May 13, 1997, the Company completed the acquisition of 100 percent of the 1,600 common stock and 1,600 preferred stock outstanding of Major Wireless Communications Inc. ("MWCI") in exchange for the Company issuing 4,000,000 shares of Series B Voting Convertible Preferred Stock with a par value of $0.001 per share (the "preferred shares"). Under an agreement finalized April 15, 1998, the preferred shares were exchanged by the shareholders for 10,000,000 common shares (the "common shares") of the Company. The common shares are held in escrow and will be released to the previous shareholders of MWCI on the occurrence of certain performance-related events. In the event that any of the events have not occurred by May 13, 2002, the remaining common shares will be cancelled by the Company. This expiry date may be extended by up to two years at the discretion of the Company's Board of Directors. No shares have been released to date.

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

     On March 25, 1998, the Company changed the name of Major Wireless Communications Inc. to WaveRider Communications (Canada) Inc.


NOTE 3:  STOCKHOLDER'S EQUITY

Common Stock

In the first quarter of 1998, the remainder of the Series B, C and D warrants, attached to units of Series A Convertible Preferred Stock, amounting to 1,491,178 common shares, were exercised for $156,573. In addition, the Company raised $500,000 through a private placement of 500,000 units of its common stock. Series E Warrants were attached entitling the holders to purchase an additional 500,000 shares for $625,000. As well, 75,000 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $18,750.

During the second quarter, the Company raised $2,000,000 through the private placement of 800,000 preferred share units. Each unit consisted of one 8% convertible preferred share and one common share purchase warrant, exercisable for two years at $2.50 per share. In addition, 410,000 of the Series E Warrants were exercised for $512,500 and 595,862 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $307,439. As well, the Company awarded 2,500 shares pursuant to the Employee Stock Compensation (1997) Plan.


NOTE 4: COMMITMENTS

      Agreements

      On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares and an Employee Compensation (1997) Plan for 2,500,000 common shares. On February 16, 1998, the Company authorized an increase to the Employee Stock Option (1997) Plan to 6,250,000.

     As of June 30, 1998, the Directors had awarded 5,713,487 options under the Employee Stock Option (1997) Plan and 2,500 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan are made at the average price of the stock on the date of the date of the award.


NOTE 5: INCOME TAXES

     WaveRider Communications Inc. incurred an operating loss for the six months ended June 30, 1998 and the year ended December 31, 1997 of $1,483,643 and $1,039,130, respectively.

     As of December 31, 1997 and 1996, the Company had net operating loss carry-forwards of $1,965,146 and $1,460,089, respectively, which expire between the years 2004 - 2012.

NOTE 6: GOING CONCERN AND DISCONTINUED OPERATIONS

     At June 30, 1998 and December 31, 1997, the Company has not generated significant revenues from operations.

     The Company is actively designing, developing and planning the production and sale of wireless modem technology for Internet Service Providers. The Company is entirely dependent upon it's ability to raise the funds necessary for research and development, manufacturing and operating capital.


NOTE 7: COMPARATIVE FIGURES

     Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation


Item 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30, 1998.

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

     Liquidity and Capital Resources.

     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless Internet products.

During the first six months of 1998, the Company has raised $2,500,000 through two private placements, $669,073 through the exercise of warrants and $326,189 through the exercise of Employee Stock options.

     Current Activities.

     The Company currently has 39 employees working in its two subsidiaries, WaveRider Communications (Canada) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless Internet products.

     Results of Operations - Second Quarter 1998

     During the second quarter of the year, the Company incurred a net loss of $1,018,906. Cash and equivalents amounted to $2,146,293 and current liabilities were $440,854 including accruals for expenses. Expenses during the second quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Non-recurring costs of $60,000 related to the Company's annual general meeting and $50,000 in fees related to the Company's 4th private placement were also included in the expenses of the quarter.

Activities during the quarter centered on developing production and marketing plans for WaveRider(R) products.


     Results of Operations - Second Quarter 1997

     During the quarter ended June 30, 1997 the Company incurred a net loss of $234,804. Expenses during the second quarter related primarily to R&D. Activities during the quarter centered around the completion of the acquisition of Major Wireless Communications Inc. (now WaveRider Communications (Canada) Inc.) and the continuing development of the WaveRider(R) products. A closely related event was the change of the company's name to "WaveRider Communications Inc.".

                           PART II. OTHER INFORMATION


Item 2.     Changes to Securities

     With the unanimous consent of the holders of the Series B Preferred shares, the rights and restrictions pertaining to these shares were changed by the Company by resolutions dated March 16th, 1998. These changes included the reduction of the conversion ratio of the Series B Preferred shares into Common shares from 10:1 to 2.5:1 and have been more particularly described in a Form 8-K filed on the 4th day of May, 1998. As a result and immediately following this transaction, all outstanding Series B Preferred shares were converted in Common shares effective April 24, 1998. On May 28, 1998, the Company's Board of Directors adopted a resolution providing for the designation of the Company's Series C Voting 8% Convertible Preferred Stock, par value $.001 per share (the "Series C Preferred Stock"). On June 3, 1998, the Company filed a Certificate of Designation (the "Certificate") with the Secretary of State of Nevada. A copy of the Certificate is attached as an exhibit to the Form 8-K filed June 18, 1998


Item 4. Submission of Matters to a Vote of Security Holders

a) The Company held it annual general meeting on June 19, 1998 in Vancouver, British Columbia, Canada. Notice of Meeting, dated May 19, 1998, was distributed to all shareholders of record, effective May 11, 1998, and filed with the Security and Exchange Commission on form 14A on May 22, 1998.

c)   Two matters were voted upon at the annual general meeting.

     1) Mr. Bruce Sinclair, Mr. William Krebs and Mr. William Laird were re-elected as directors of the Company. Votes for the directors were 25,658,158 For, 0 Against, 10,000 Withheld and 52,135 Abstaining.

     2)   The appointment of Price Waterhouse as independent  public accountants
          was  ratified  by  the  shareholders.   Votes  for  ratification  were
          25,690,519 For, 9,950 Against and 19,824 Abstaining.


Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits - The exhibits below marked with an asterisk (*) are included with and filed as part of this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form.


Exhibit No.

10.1 Registration  of additional  shares  pursuant to the Employee  Stock Option
     (1997) plan incorporated by reference to Form S-8 filed May 13, 1998.

(b)  Reports on Form 8-K


May 4, 1998    Completion  of  Sale  of  Equity  Security  (previously  reported on form 8-K on February 25, 1998)

               Agreement to amend the conversion rate on the convertible preferred shares, convert the preferred shares to common shares, and place common shares under an escrow agreement.

May 20, 1998   Change of Certifying Accountant

May 29, 1998   Change of Principal Office
               Former  Accountant's  agreement  to   information   disclosed  in
               May 20 8-K

June 18, 1998  Designation of Series "C" Voting 8% Convertible Preferred  Shares
               Sale of Equity Securities pursuant to Regulation S.


Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                           WaveRider Communications Inc.


Date: July 30, 1998                    /s/ Bruce Sinclair
                                           -------------------------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer

                                       /s/ Scott Worthington
                                           -------------------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.