Form 10QSB
period 1998-09-30
WAVERIDER COMMUNICATIONS INC
filed 1998-11-06
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-QSB


   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.



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

       Yes __X__;    No _____


Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 29, 1998 - 40,154,221 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):

     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                     For the Period Ended September 30, 1998


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

PART I. FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                         ( A Development Stage Company)

        Quarter ended September 30, 1998 and year ended December 31, 1997


     The Financial statements for the three and nine months ended September 30, 1998 and 1997 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1998. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1997.

WaveRider Communications Inc.
( A Development Stage Company)
Balance Sheets
Quarter ended September 30, 1998 and year ended December 31, 1997

                                                            September 30, 1998  December 31, 1997
                                                                (Unaudited)           (Audited)
                                                           ----------------------------------------
CURRENT ASSETS
 Cash and Equivalent                                       $       954,856             437,746
 Accounts Receivable                                                39,965              57,045
 Prepaid Expenses                                                   13,970               9,387
 Inventory                                                          53,346              19,656
                                                           ----------------------------------------
         Total Current Assets                              $     1,062,137             523,834
                                                           ----------------------------------------

EQUIPMENT
 Equipment and Fixtures                                    $     1,070,863             407,635
 Less Accumulated depreciation                                    (205,422)            (67,036)
                                                           ----------------------------------------
      Net Equipment                                        $       865,441             340,599
                                                           ----------------------------------------

GOODWILL
  Cost                                                     $        69,355              78,656
  Amortization                                                     (24,623)            (10,928)
                                                           ----------------------------------------
                                                           $        44,732              67,728
                                                           ----------------------------------------
         Total assets                                      $     1,972,310             932,161
                                                           ========================================

LIABILITIES

CURRENT LIABILITIES
 Accounts Payable                                          $       117,796             108,060
 Accrued Liabilities                                                93,164             150,027
 Current Portion of Long-term Capital Lease                         74,134
 Deferred Revenue                                                   35,772              24,155
                                                           ----------------------------------------
                                                           $       320,866             282,242

Long-term Capital Lease                                    $        20,115                   -
                                                           ----------------------------------------

          Total Liabilities                                $       340,981             282,242
                                                           ----------------------------------------

STOCKHOLDER'S EQUITY

Preferred stock, $.001 par value:
authorized 5,000,000 shares: issued
and outstanding  800,000 shares as of September 30, 1998
and 4,000,000 as of December 31,1997                       $           800               4,000
Common  Stock  $.001  par  value;
authorized  100,000,000  shares;  issued
and outstanding 40,120,221 shares at September 30, 1998
and 26,918,381 shares at December 31, 1997                          40,121              26,918

 Paid in capital                                                 7,804,450           4,255,329
 Accumulated deficit                                            (6,214,041)         (3,636,329)
                                                           ----------------------------------------

     Total Stockholder's Equity                            $     1,631,330             649,919
                                                           ----------------------------------------

Total Liabilities and Stockholder's Equity                       1,972,310             932,161
                                                           ========================================


See accompanying notes to financial statements.

WaveRider Communications Inc.
(A Development Stage Company)
Statements of Operations
Quarter Ending September 30, 1998

                                                                                                                 Inception
                                                    Three Months Ended              Nine Months Ended         (August 6, 1987)
                                                       September 30,                   September 30,          to September 30,
                                                   1998             1997           1998             1997           1998
                                           -------------------------------------------------------------------------------------

REVENUE

Internet Sales                                 $   39,543              -       $  116,238              -         $  193,697
Interest and other income                          21,150              -           21,929             22             45,497
                                           -------------------------------------------------------------------------------------

                                                   60,693                         138,167             22            239,194
                                           -------------------------------------------------------------------------------------
EXPENSES

Research and development
      Salaries and benefits                   $   447,700         71,419      $   908,788        167,874          1,210,375
      Equipment and materials                     109,766         33,983          231,916         45,366            298,125
      Consulting                                  (16,853)        13,000          151,780         13,000            151,780
      Depreciation                                 60,798                         143,108                           208,502
      Overhead                                     68,673                         163,938         60,256            196,175
Office and general                                341,748        113,209          713,653        148,120          2,074,631
Consulting fees                                    25,328         78,056          133,832        114,516          1,319,953
Legal and accounting                               39,786         28,449           98,543         28,449            388,208
Internet services                                  17,562                          64,631                            86,429
Depreciation and amortization                       8,275                          25,413                           105,840
Salaries and benefits                              11,981                          40,278                           373,218
                                           -------------------------------------------------------------------------------------

                                              $ 1,114,763    $   338,116      $ 2,675,879     $  577,581        $ 6,413,236
                                           -------------------------------------------------------------------------------------

NET INCOME (LOSS) FROM OPERATIONS             $(1,054,071)   $  (338,116)     $(2,537,712)    $ (577,559)       $(6,174,041)

Preferred Stock Dividends                         (40,000)                        (40,000)                          (40,000)
                                           -------------------------------------------------------------------------------------

NET INCOME                                     (1,094,071)      (338,116)      (2,577,712)      (577,559)        (6,214,041)
                                           =====================================================================================

LOSS PER COMMON SHARE                               (0.03)         (0.02)           (0.08)         (0.06)             (1.91)
                                           =====================================================================================

Weighted Average Number Of Common Shares       40,050,296     15,284,162       32,065,723      9,216,954          3,248,311
                                           =====================================================================================


See accompanying notes to financial statements.

WaveRider Communications Inc.
(A Development Stage Company)
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

                                                               Nine Months Ended                Inception
                                                                   30-Sept                  (August 6, 1987)
                                                           1998                 1997      to September 30,1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                            $ (2,537,712)        $  (577,559)      $ (6,174,041)
Adjustments to reconcile net (loss) to cash
Depreciation                                               168,521                                314,342
Exchange loss on net long term assets                       58,690                                 58,690
 Loss on sale of fixed assets                                                      (36)            91,616
 Decrease (increase) in accounts receivable                 17,080              (7,809)           (39,965)
 Decrease (increase) in other current assets               (38,273)            (36,705)           (67,316)
 Increase (decrease) in accounts payable                     9,736             (20,537)           117,796
 Increase (decrease) in accrued liabilities                (56,863)             21,761             93,164
 Increase (decrease) in capital leases                      94,249                                 94,249
 Increase (decrease) in deferred revenue                    11,617                                 35,772
                                                      --------------------------------------------------------

    Net Cash Flows Used for Operating Activities      $ (2,272,955)        $  (620,885)      $ (5,475,693)
                                                      --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                            $   (729,058)           (234,122)      $ (1,296,166)
  Goodwill                                                                                        (78,656)
                                                      --------------------------------------------------------

    Net Cash Flows Used for Investing Activities      $   (729,058)        $  (234,122)      $ (1,374,822)
                                                      --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Affiliate - net of repayment                                  $   (12,357)
  Advance on sale of stock                                                     (26,790)
  Preferred  stock dividends                               (40,000)                               (40,000)
  Sale of stock, net of offering costs                   3,559,124           1,032,425          7,845,372
                                                      --------------------------------------------------------

   Net Cash Flows Provided by Financing Activities    $  3,519,124         $   993,278       $  7,805,372
                                                      --------------------------------------------------------

Net increase in cash                                  $    517,112         $   138,271       $    954,856

Cash and cash equivalents-beginning of period         $    437,746         $     1,809       $          0
                                                      --------------------------------------------------------

Cash and cash equivalents-end of period               $    954,856         $   140,080        $   954,856
                                                      ========================================================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 1998 and December 31, 1997

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

The Company is in the process of developing and marketing digital wireless data communications technology. The Company's first commercial product, the NCL 135 has completed pilot testing and is in the process of receiving government certification in Canada and the United States.

The Company incurred an operating loss of $2,537,712 (1997 - $577,559) for the nine months ended September 30, 1998. The Company's ability to discharge liabilities in the normal course of business is dependent on future profitable operations and/or obtaining additional debt or equity financing.


2. SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Principles of Consolidation and Basis of Accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.) and Jetstream Internet Services Inc., both of which are British Columbia companies with operations in British Columbia, Canada. For the nine months ended September 30, 1997 the consolidated financial statements include the accounts of Channel i PLC, which was discontinued in 1997.

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

NOTE 2:  ACQUISITION


     On May 13, 1997, the Company completed the acquisition of 100 percent of the 1,600 common stock and 1,600 preferred stock outstanding of Major Wireless Communications Inc. (MWCI) in exchange for the Company issuing 4,000,000 shares of Series B Voting Convertible Preferred Stock with a par value of $0.001 per share (the "preferred shares"). Under an agreement finalized April 15, 1998, the preferred shares were exchanged by the shareholders for 10,000,000 common shares (the "common shares") of the Company. The common shares are held in escrow and will be released to the previous shareholders of MWCI on the occurrence of certain performance-related events. In the event that any of the events have not occurred by May 13, 2002, the remaining common shares will be cancelled by the Company. This expiry date may be extended by up to two years at the discretion of the Company's Board of Directors. No shares have been released to date.

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

In the third quarter, 127,300 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $63,860.


NOTE 4: COMMITMENTS

     Agreements

     On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares and an Employee Compensation (1997) Plan for 2,500,000 common shares. On February 16, 1998, the Company authorized an increase to the Employee Stock Option (1997) Plan to 6,250,000.

     As of September 30, 1998, the Directors had awarded 6,092,587 options under the Employee Stock Option (1997) Plan and 2,500 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan are made at the average price of the stock on the date of the date of the award.


NOTE 5: INCOME TAXES

     WaveRider Communications Inc. incurred an operating loss for the nine months ended September 30, 1998 and the year ended December 31, 1997 of $2,537,712 and $1,039,130, respectively.

     As of December 31, 1997 and 1996, the Company had net operating loss carry-forwards of $1,965,146 and $1,460,089, respectively, which expire between the years 2004 - 2012.

NOTE 6: GOING CONCERN AND DISCONTINUED OPERATIONS

     At September 30, 1998 and December 31, 1997, the Company has not generated significant revenues from operations.

     The Company is actively designing, developing and planning the production and sale of wireless data communications products. The Company is entirely dependent upon its ability to raise the funds necessary for research and development, manufacturing and operating capital.


NOTE 7: COMPARATIVE FIGURES

     Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation


                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 1998.


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

     Liquidity and Capital Resources.

     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products.

During the first nine months of 1998, the Company has raised $2,500,000 through two private placements, $669,073 through the exercise of warrants and $390,049 through the exercise of Employee Stock options.

     Current Activities.

     The Company currently has 46 employees working in its two subsidiaries, WaveRider Communications (Canada) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

     Results of Operations - Third Quarter 1998

     During the third quarter of the year, the Company incurred a net loss of $1,054,071. Cash and equivalents amounted to $954,856 and current liabilities were $320,866 including accruals for expenses. Expenses during the third quarter related primarily to R&D costs and the establishment of sales and marketing programs for the introduction of the NCL 135 wireless data communications product. During the quarter, accruals of approximately $80,000 related to the wind-up of Channel i PLC in 1997 were reversed and reduced current period expenses.

     Results of Operations - Third Quarter 1997

     During the quarter ended September 30, 1997 the Company incurred a net loss of $338,116. Cash and equivalents amounted to $140,080 and current liabilities were $93,918 including accruals for expenses to terminate Channel i PLC. Expenses during the quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Activities during the quarter centered around developing production and marketing plans for WaveRider products.

     The Company discontinued operations of its dormant subsidiary, Channel i PLC in the UK as announced in previous filings. There was a small accounting gain on termination.


                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

NONE



Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                           WaveRider Communications Inc.


Date: November 3, 1998
                                       /s/ D. Bruce Sinclair
                                           -------------------------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer


                                       /s/ T. Scott Worthington
                                           -------------------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.