Form 10KSB/A
period 1998-09-30
WAVERIDER COMMUNICATIONS INC
filed 1999-01-15
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                  Form 10-QSB/A

                                 Amendment No. 1



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

     Yes _____;    No __X__

PART I.  FINANCIAL INFORMATION


                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

     Year 2000 Readiness Disclosure

         As a development stage Company, WaveRider has specifically designed and developed its products not to utilize the two digit format in the "year" data code field and has considered this issue in procuring outside software and hardware.

     The Company intends to establish a Year 2000 Committee in the last quarter of 1998 to evaluate mission critical software and hardware. Data will be gathered and reviewed from software and hardware vendors and testing performed in an effort to confirm Year 2000 compliance. To date the Company has not spent any monies specifically to make our application software, operating systems and computer hardware Year 2000 compliant and does not believe that any future costs to achieve compliance will have a material impact on the Company's results of operations. To extent that the Company is unable to assess and correct Year 2000 problems arising from its software and hardware vendors, problems embedded in their products could have a material adverse effect on the Company.

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                          WaveRider Communications Inc.



Date: January 15, 1999                    /s/ D. Bruce Sinclair
                                          -------------------------------
                                          D. Bruce Sinclair
                                          President and Chief Executive Officer


                                          /s/ T. Scott Worthington
                                          -------------------------------
                                          T. Scott Worthington
                                          Chief Financial Officer.