Form 10KSB
period 1998-12-31
WAVERIDER COMMUNICATIONS INC
filed 1999-04-01
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 1998
                           Commission File No. 0-25680

                          WaveRider Communications Inc.
                 (Name of small business issuer in its charter)

         Nevada                                         33-0264030
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

235 Yorkland Blvd., Suite 1101
Toronto, Ontario  Canada                                  M2J 4Y8
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (416) 502-3200

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

                           YES    X         NO   ___

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year:      $ 254,987 (US)

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,658,675 as of March 19, 1999 (based on the average bid and asked prices for such stock as of March 19, 1999).

     As of March 26, 1999, there were 41,647,181 shares of the registrant's common stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS


              PART I                                                                    Page

Item 1.       Business                                                                   3

Item 2.       Description of Property                                                    6

Item 3.       Legal Proceedings                                                          6

Item 4.       Submission of Matters to a Vote of Security Holders                        6


              PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                   7

Item 6.       Management's Discussion and Analysis or Plan of Operation                  8

Item 7.       Financial Statements                                                      10

Item 8.       Changes in and Disagreements with Accountants on Accounting               10
              and Financial Disclosure

              PART III

Item 9.       Directors and Executive Officers, Promoters and Control Persons,          11
              Compliance with Section 16(a) of the Exchange Act

Item 10.      Executive Compensation                                                    12

Item 11.      Security Ownership of Certain Beneficial Owners and Management            13

Item 12.      Certain Relationships and Related Transactions                            13

              PART IV

Item 13.      Exhibits and Reports on Form 8-K                                          14


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

     WaveRider Communications Inc. ("WaveRider" or the "Company" and collectively referred to as we, us or our) was originally incorporated, under the laws of the State of Nevada on August 6, 1987, as Athena Ventures, Inc. From 1987 until its takeover of Channel i PLC in November 1993, Athena Ventures had no activities or operations. From November 1993 until May 1997, the Company operated under the names Channel i Limited and Channel i Inc. and was in the business of developing an interactive multimedia kiosk network to provide consumers with convenient access to an array of products and services. Prior to its takeover of Major Wireless Communications Inc. ("Major Wireless") (now "WaveRider Communications (Canada) Inc.") in May 1997, the Company had become dormant.

     Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In May 1997, Major Wireless consummated a business combination with Channel i Inc., pursuant to which Channel i Inc. issued stock to the stockholders of Major Wireless, Major Wireless became a subsidiary of the Company, and the Company changed its name to WaveRider Communications Inc. In anticipation of this combination, the Company completed the private placement of common and preferred share units for over $1.5 million (US).

     In July 1997, the Company incorporated a subsidiary, JetStream Internet Services Inc., and subsequently acquired all of the assets of the local Internet Service provider in Salmon Arm, British Columbia.

     In November 1997, D. Bruce Sinclair was appointed President and Chief Executive Officer. Since then the Company has hired Scott Worthington, Charles Brown and James Chinnick as Vice Presidents of Finance, Marketing and Engineering, respectively.

     WaveRider's executive offices are currently located at 235 Yorkland Blvd, Suite 1101, Toronto, Ontario, Canada M2J 4Y8. Our telephone number is (416) 502-3200 and our home page on the Internet is www.waverider.com.


Business of WaveRider Communications Inc.

     WaveRider designs, develops, sells and supports customer driven wireless information technology products. Our products are designed to facilitate Personal Computer ("PC") and Local Area Network ("LAN") to Internet
communications by enabling the deployment of low cost high-speed wireless networks. WaveRider's high-speed, highly secure products combine wireless and Internet protocol ("IP") networking into a series of self contained devices. We are currently developing two families of products, which will be our first products. See "Products".

     We believe our Wireless Internet Network ("WIN") solutions are significantly faster and easier to implement than traditional hard-wired communications networks of similar capacity. We also believe that, in the highly competitive national and international markets, the ability to install reliable network solutions quickly will give WaveRider a competitive edge over providers of hardwired solutions. Our products should enable our customers to run important corporate applications and communicate with their customers, suppliers and business partners sooner than would be possible using more traditional fibre-based facilities. Furthermore, in many areas of the world where the communications networks lack the capacity and reliability required for Internet connectivity, wireless solutions such as WaveRider's may prove to be the only solution for data access. We think there is a significant market for wireless access solutions in these regions.

     Our technology makes use of unlicensed radio spectrum, and we expect will enable WaveRider to offer solutions that provide high value and high margins to customers in North American and international markets. We believe the use of unlicensed spectrum will facilitate our introduction of new products on an international basis by providing lower operating costs for our customers.

Products

     WaveRider is currently developing two families of products: the NCL and LMS product families, which represent the first of our WaveRider Wireless Internet Network products.

     NCL Products. The NCL product family consists of intelligent wireless routers and bridges. The NCL product family offers point-to-point and point-to-multipoint line of sight wireless connectivity in the 2.4 to 2.485GHz frequency band.

     WaveRider's first commercially available product, the NCL 135 provides high capacity, wireless 2.4 GHz connections between local area networks at speeds up to 800Kbps. System administrators can use the NCL 135 to extend Ethernet networks, access the Internet at high speed, connect to remote locations and perform general data networking without the ongoing costs of leased telephone lines.

     The operating system built into the NCL135 differs from other wireless networking bridges by incorporating a complete Simple Network Management Protocol ("SNMP") compliant managed routing solution. As an industry standard, the incorporation of SNMP, which monitors and manages network devices from across an internetwork, into our products greatly increases their ease of installation and use. The NCL135 operating system also adheres to IP version 4.0 thereby permitting Routing Information Protocol ("RIP") and static route capabilities. These functions grant extensive control of the network and increase the overall performance of network traffic by significant factors.

     The NCL135 received certification for sale in Canada in November 1998 and for sale in the United States in February of 1999. Currently we have installed a number of test and evaluation units in the United States with potential customers and resellers and expect to commence meaningful shipments in the second quarter of 1999.

     LMS Products. The LMS product family provides wireless connectivity to the Internet in point-to-point and point-to-multi-point applications. The products wirelessly link users to the Internet via Internet Service Providers ("ISPs") using a point-to-multipoint scaleable cellular network that offers an affordable alternative to wireline services in both rural and urban areas. LMS products are targeted to provide the `last mile' solutions to residential, small office/home office ("SOHO"), and small business markets. The products operate from 902 to 928 MHz at speeds up to 270 Kbps. All LMS products are optimized for IP networks. Trial system deployments are expected to commence second quarter 1999, with commercial Beta trials scheduled for fourth quarter 1999.

Markets for the WaveRider Product Families

     According to surveys of businesses and telecommunications carriers, the major source of telecommunication market growth will be in the data services segment, as businesses extend their local and wide area networks to more locations worldwide and use telecommunications network services to support an increasing number and variety of business applications. As the market demand for networks that support data services grows, the Internet is becoming a critical business tool. It provides the media for businesses to transmit data in applications ranging from product and marketing support to information provision and e-commerce transactions.

     At the same time, we believe increasing competition in Internet Service Provider (ISP) markets is forcing many ISPs to seek alternative access options such as wireless networks to improve their revenue and profitability. We expect this will provide a source of growth in demand for our products. As this market expands, we anticipate WaveRider's development and introduction of our NCL and LMS families of products, combined with the limited availability of other wireless network solutions, will enable us to become an important supplier in the industry. Although some competition is developing, it is primarily from smaller companies that have not established significant presence in either North American or international markets.

Sales Strategy

     In the North American market, WaveRider plans to utilize a direct sales organization to market the WIN products to the almost 5,000 ISPs servicing this market. In addition, this direct sales organization will be approaching the major telecommunications service providers, Value Added Resellers and Systems Integrators to develop package solutions for the ISP market.

     On the international side, the Company plans to utilize agency agreements with Telecommunications Service Providers, Telecommunications Distributors and large regional Internet Service Providers to distribute its products.

     In addition, the Company's Web Site and Internet presence has provided an ongoing source of potential customers, investors, business partners and employees from around the world. It is the Company's intention to continue to develop a leading presence on the Internet to generate further interest and exposure.

Manufacturing and Distribution

     WaveRider has entered into a long term manufacturing agreement with C-MAC Electronic Systems Inc. ("C-MAC") to mass manufacture the WaveRider WIN products, including packaging and distribution.

     C-MAC is a global manufacturer of advanced microelectronic modules, interconnect systems, frequency control products, electronic system assemblies and energy control devices. C-MAC offers a wide range of advanced technical solutions and products - both custom and proprietary, supporting many applications in a variety of end markets.

     Through WaveRider's association with C-MAC, the Company believes it has the capability to meet the demands of a rapidly growing Internet market, with high quality, efficiently manufactured products.

Competition

     Competition in the data communication industry is intense. Specifically, although our products are based on a wireless technology, we compete not only against companies that base their products on wireless technology, but also against companies that base their products on hard-wired technology (wire or fiber optic cable). There can be no assurance that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. Competition, in the various markets we serve, comes from companies of various sizes, many of which are larger and have greater financial and other resources than we do and, thus, can better withstand adverse economic or market conditions than we can.

Regulation of Wireless Communications

     Currently, the WaveRider(R) technology is not subject to any wireless or transmission licensing in either Canada or the United States. Continued
license-free operation will be dependent upon the continuation of existing government policy and while we are not aware of any policy changes planned or expected this cannot be assured. License-free operation of the WaveRider(R) products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band and WaveRider(R) products must not cause harmful interference to other equipment operating in the band and must accept interference from any of them. If the Company should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, the Company or our customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated, the Company's business could be adversely affected.

Research and Development Expenditures

     In 1998, the Company expended $1,814,617 (1997 - $405,705) in the research and development of its products.

WaveRider's Staff

     The Company, through its subsidiaries, WaveRider Communications (Canada) Inc. and Jetstream Internet Services Inc. currently has approximately forty-two full-time employees, thirteen in the Toronto head office and the rest directly involved in or supportive of R&D activities and the provision of Internet Services in the Salmon Arm, British Columbia area.



ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real estate. We have offices and test sites in Toronto, Ontario, and Salmon Arm, British Columbia in Canada. These offices house administration and research operations and are leased from unrelated parties.

     WaveRider's Toronto Office is leased on a month by month basis and our Salmon Arm facility is being leased for a period of two years ending June 1, 2000. The lease for our JetStream's offices in Salmon Arm was renewed effective January 1, 1999, for a one-year period.

     We have made plans to move the Salmon Arm research and development group to Calgary, Alberta, Canada with relocation starting in April and ending by June of 1999. We are also looking at opportunities to expand the Toronto office. We do not believe the relocation of our offices with have any significant impact to our costs or our development schedules. Cost commitments related to present leases are described in Item 7.


ITEM 3. LEGAL PROCEEDINGS

There are no active or pending legal proceedings of a material nature to which the Company is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1998.

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

                                     1998 Bid               1997 Bid
                                  High        Low        High         Low

          First Quarter           $1.50       $0.85      $0.65       $0.06
          Second Quarter          $4.47       $1.25      $0.47       $0.18
          Third Quarter           $3.05       $1.16      $0.90       $0.33
          Fourth Quarter          $3.41       $1.30      $1.60       $0.35

Holders: The Company has approximately 784 common shareholders of record as of March 26, 1999. This number does not include shareholders whose shares are held in street or nominee names.

Dividends: While there are no restrictions on the ability of the Company to pay dividends, other than those common to all companies incorporated under the laws of the State of Nevada, no common share dividends have been paid by the Company in the last two years. The Company does not expect to pay a cash dividend to its common shareholders in the foreseeable future and payment of dividends in the future will depend on the Company's earnings and cash requirements. The Company has paid $80,000 in 1998 to its 8% Series C convertible preferred shareholders.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

     We have funded our operations through equity financing and have had no line of credit or similar credit facility available to us. We rely on our ability to raise money through equity financing to finance all our business endeavors. The majority of funds raised have been allocated to the development of WaveRider products.

     The Company issued 4,583,100 common shares, 800,000 preferred shares and 2,850,000 warrants to purchase common shares during 1998 for cash proceeds of $6,350,833, net of issue costs of $348,419. Private placements and the exercise of attached warrants accounted for the issue of 3,629,038 common shares and 800,000 preferred shares. 951,562 common shares were issued pursuant to exercises under the Employee Stock Option (1997) Plan, and 2,500 common shares were awarded under the Employee Stock Compensation (1997) Plan. In addition, the Company converted the 4,000,000 Series B convertible preferred shares, issued in 1997, into 10,000,000 common shares.

     As part of the private placement made on December 29, 1998, the Company obtained commitments from the investors to purchase up to $7,000,000 of additional common shares in two tranches during 1999. This commitment is subject to the Company registering the shares issued under the agreement and to certain other events and obligations as outlined in the S-3 registration statement filed on January 19, 1999. Since certain of these events are outside the control of the Company, there is no assurance that these funds will be available. At current expenditure rates the Company will run out of cash by August 1999 if these or other funds are not received.

     During 1997, the Company issued 21,733,822 common shares for $1,780,489; 19,358,822 common as part of the private placements completed in the First Quarter 1997 and the subsequent exercise of attached warrants, 908,000 common shares for services rendered and 1,467,000 common shares for options exercised. In addition, 4,000,000 preferred shares were issued in connection with the acquisition of Major Wireless.

     The details of these offerings were set out in previous filings. The proceeds from these issues have and will continue to be used to continue the ongoing operation of the Company and development of the WaveRider(R) product line


Results of Operations - 1998

     During the year, the Company incurred a net loss of $4,477,518 on revenues of $254,987. At year-end, cash amounted to $3,047,257 and current liabilities were $1,035,911.

     The majority of the expenses incurred during 1998 related to the continued development of the WaveRider product line. In November of 1998, we received Canadian certification on our first product, the NCL 135, and commenced shipment within Canada. Subsequent to the year-end, FCC approval was obtained and the Company is now marketing and commencing to sell the product in the United States as well as internationally.


Results of Operations - 1997

      During the year, the Company incurred a restated net loss of $1,324,960 on revenues of $77,459. At year-end, cash amounted to $437,746 and current liabilities were $282,242.

     Expenses during the year related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. In addition, the fair value of options awarded to outside consultants was expensed increasing the loss previously reported by $289,830.

     Activities by WaveRider Canada during the year centered around developing production and marketing plans for WaveRider(R) products. Revenues were generated by Jetstream as the result of the provision of Internet services from August 1, 1997, the date of acquisition to the year end.


Factors Affecting Future Results

The Company does not provide forecasts of its future financial performance. However, from time to time, information provided by the Company or statements made by its employees may contain "forward looking" information that involves risks and uncertainties. In particular, statements contained in this Form 10-KSB that are not historical facts constitute forward looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results of operations and financial condition have varied and may in the future vary significantly from those stated in any forward looking statements. Factors that may cause such differences include, without limitation, the risks, uncertainties and other information discussed within this Form 1--KSB, as well as the accuracy of the Company's internal estimates of revenue and operating expense levels.

 The Company faces a number of risk factors which may create circumstances beyond the control of management which may adversely impact on the Company's ability to achieve its business plan. The key risk factors are described below.

A.  Uncertainty Of Market Acceptance

Commercial success of the Company is dependent upon market acceptance, as the market for wireless Internet access is still developing. As a result, future market success cannot be reliably estimated. In addition, the Company is only in the early stages of its marketing program and the longer term impact of this program has yet to be seen. To date the market for Internet Service Providers ("ISPs") has proven to be volatile and there can be no assurance that the Company will be able to retain existing or future customers.

B.  Uncertainty Of Additional Financing

Management believes the Company will need to draw on the additional funding arranged on December 29, 1998 in order to finalize development and market its products. The ability to draw on this additional funding is dependent on a number of factors including share pricing and volumes which are outside the Company's control. If the Company is unable to draw on the additional funding then the Company will need to raise the additional funds through the sale of its equity or debt securities in private or public financing or through strategic partnerships in order to fully exploit the potential of its products. There can be no assurance that the funds required can be raised.

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

D.  Early-Stage Technology

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

E.  Technological Change

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

F.  Management Of Rapid Growth

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

YEAR 2000

     The Company is addressing the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way. The Company is aware of and is addressing the potential computing difficulties that may be triggered by the Year 2000.

     The Company has commenced a Year 2000 review and conversion project to address all the necessary changes, testing and implementation issues. The project encompasses three major areas of review: internal systems (hardware and software), supplier compliance and Company products.

     The Company has identified the changes required to its computer programs and hardware. The necessary modifications to the Company's centralized financial, manufacturing and operational information systems are expected to be completed by the end of the second quarter of 1999.

     To  date,  the  Company's  suppliers  have  been  sent  letters  requesting
information   regarding  their  own  Year  2000  plan,  as  well  as  requesting confirmation that the components supplied by these vendors are Year 2000 compliant. The Company has evaluated the vendor responses which have been received and concluded that the vendors which have responded either are Year 2000 compliant or are proceeding with their own Year 2000 compliance programs. The Company will continue to follow-up with vendors with which the Company has a material relationship and who have not responded to obtain assurances that they expect to be Year 2000 compliant in time.

     Equipment and systems manufactured and supplied by the Company have been evaluated and determined to be free of any material problems that could be caused by the Year 2000 issue.

     Costs incurred to date have been nominal and Management estimates that the Company's remaining Year 2000 compliance expense will be less than $5,000. To date, the Company believes that Year 2000 problems related to its own internal systems and equipment and systems it sells will not have a material effect on the Company's business, financial condition and results of operations. However, there can be no assurance that the systems of other companies upon which the Company's systems and business rely will be timely converted or that any such failure to convert by another company would not have a material adverse effect on the Company's business, financial conditions or results of operations.



ITEM 7.       FINANCIAL STATEMENTS

     The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 17.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 14, 1998, upon the recommendation and approval of the Board of Directors, the Company engaged PricewaterhouseCoopers LLP, of Toronto, Ontario, Canada, as the independent auditors of the Company to audit the financial statements for the year ending December 31, 1998. The Company's previous independent auditors, Johnson, Holscher & Company, P.C., of Denver Colorado, were notified of their dismissal on May 14, 1998.

     The change of accountants was reported on form 8-K filed on May 20, 1998 and ratified by the shareholders of the Company at the annual general meeting held in Vancouver, British Columbia, Canada on June 19th, 1998.

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

NAME                    AGE     POSITION

Bruce Sinclair          47      Director, President and Chief Executive Officer
William E. Krebs        52      Director and Secretary.
William H. Laird        51      Director
Scott Worthington       44      Vice President, Finance and Administration
Charles Brown           43      Vice President, Marketing
James Chinnick          52      Vice President, Engineering

The following describes the business experience of the Company's directors and executive officers, including, for each director, other directorships held in reporting companies and naming each Company.

D. Bruce Sinclair is an experienced management professional with a Masters Degree in business administration from the University of Toronto. He has worked in sales and management with companies including IBM Canada, Northern Telecom and Harris Systems Limited. From 1988 to 1991, Mr. Sinclair was with Dell Computer Corporation, a computer manufacturing company, where he held the office of President of its Canadian subsidiary. In 1991, he was appointed Vice-President, Europe for Dell Computer Corporation and subsequently head of Dell in Europe, a position he held until 1994. He resigned from Dell in 1995 and operated his own independent consulting business until joining the Company in November 1997.

William E. Krebs is a Chartered Accountant by profession and practiced as such until 1978. He is currently a Director of Acrex Ventures Ltd. And Voice Mobility Inc. Formerly he served as Director and President of TelcoPlus Enterprises Ltd. and its wholly owned subsidiary, Intertec Telecommunications Inc. until 1995. He further served as a Director and President of CT&T Telecommunications Inc. All of the companies named were in the telecommunications field and none was an U.S. reporting company.

William H. Laird is a contractor by occupation and President of W.H. Laird Construction Ltd. He is also a Director and Secretary of Tech-Crete Processors Ltd. and Piccadilly Place Mall Inc. These companies are in the areas of construction, property and retail trade. He was a former director of TelcoPlus Enterprises Ltd. until 1994 and CT&T Telecommunications Inc. until 1995, both of which companies were in the telecommunications field. None of the companies named was an U.S. reporting company.

T. Scott Worthington is a Chartered Accountant. From 1988 to 1996, he worked at Dell Computer Corporation, in Canada, where he held numerous positions including CFO of the Canadian subsidiary. Subsequent to leaving Dell, he was a financial and business consultant until his joining the Company in January 1998.

Charles W. Brown, MBA, was Clearnet Communications' first Vice President and CIO from 1994 to 1997. Prior to this Mr. Brown has held numerous senior Sales and Marketing positions including Vice President, Sales and Marketing for Trillium Communications (1993-1994) and Director, Strategic Planning and Marketing for BCE Mobile (1990-1993)

James H. Chinnick, was vice president and general manager of Harris Corporation's Wireless Access Division in Calgary, AB, from 1995 to 1998. Prior to this, Mr. Chinnick held several senior positions with NovAtel (1988-1995), Northern Telecom (1985-1988), Foundation Electronic Instruments (1980-1984) and the Communications Research Centre in Ottawa (1971-1980). In addition to a B.Sc. Engineering (Physics), he has an M.Sc. in Electrical Engineering (Communications) and a Diploma in Business Administration. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta (APEGGA).


Section 16(a)  Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes that, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table describes the compensation earned in fiscal 1998 by the Chief Executive Officer of the Company and the Vice President, Marketing. No other executive officer received compensation in excess of $100,000 in 1998. The two other directors of the Company received $30,333 each as directors of the Company and a Company related to Mr. Krebs received compensation of $55,000 for services rendered in support of two of the private placements made in 1998.


SUMMARY COMPENSATION TABLE 1998

                                        Annual Compensation
Name and                                -------------------
Principal Position            Year     Salary       Bonus    Stock Options
--------------------------------------------------------------------------
Bruce Sinclair (1)            1998     182,002     155,038             -
Pres./CEO/Director            1997      10,500           -     1,000,000

Charles Brown                 1998     101,112      39,045       465,000
Vice Pres., Marketing

 (1) Mr. Sinclair's compensation for the fiscal year ended December 31, 1998 was based on an annualized salary and bonus of Can.$500,000 payable Can.$270,000 in cash for the year with the balance payable in shares out of the Employee Stock Compensation (1997) Plan. The amount shown as salary above is the amount paid in cash for the period. The bonus portion, Can. $230,000, was accrued and included in accounts payable at December 31, 1998. In 1997, a total of 800,000 Series B Preferred Shares were transferred to Mr. Sinclair by way of an additional incentive together with the private option to purchase up to 1,000,000 additional common shares. Both the Series B Preferred shares and the private option to purchase common shares were provided by existing shareholders and were not payable by or otherwise a liability of the Company.

         The following table summarizes option grants during 1998 to the executive officers named in the Summary Compensation Table (the "Named Executive Officers")

                                    Individual Grants
                                    -----------------
                               Percent of
                               Total
                  Number of    Options                                        Potential Realizable Value
                  Securities   Granted to   Exercise   Market                 at Assumed Annual Rates
                  Underlying   Employees    or Base    Price on               of Stock Price Appreciation
                  Options      in Fiscal    Price      Date of    Expiration  for Option Term
                  Granted      Year         ($/sh)     Grant      Date        0%       5%       10%
                  ---------------------------------------------------------------------------------

Charles Brown     240,000      8.5          1.07       1.07       2/16/01     0        12,840   25,680
                  225,000      8.0          1.68       1.68       8/28/01     0        18,900   37,800

Mr. Brown did not exercise any options during fiscal 1998.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of March 26, 1999, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $0.001 par value. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 41,647,181 shares of Common Stock and 800,000 shares of Preferred Stock issued and outstanding as of such date, which numbers do not include any options or warrants issued and outstanding.

Name and Address of                                   Amount Of Common            % of Common Stock
Beneficial Owner                                  Stock beneficially Owned           outstanding
---------------------------------------------------------------------------------------------------

*Bruce Sinclair,  Director, CEO, President                4,000,000                       9.16
32 Steeplechase Dr. Aurora Ontario Canada
*William Krebs,  Director, Secretary                      2,479,500                       5.91
300 Stewart Road, Salt Spring Island, BC Canada
*William Laird,  Director                                 1,588,500                       3.79
*Scott Worthington,  Vice-President                         550,000                       1.30
*Charles Brown,  Vice-President                             465,000                       1.10
*Jim Chinnick                                               220,000                       0.53
                                                          ---------                      -----

*All Directors and Executive Officers (5)                 9,303,000                      20.46
                                                          ---------                      -----

Above numbers are calculated on a fully diluted basis and include all unexercised options awarded. These numbers do not include common shares to which Mr. Sinclair may be entitled under the Company's Employee Stock Compensation
(1977) Plan because the number of shares issuable is not determinable at this time. The numbers do include 2,000,000 common shares held by Mr. Sinclair, 500,000 common shares held by Mr. Krebs, and 375,000 common shares held by Mr. Laird which are subject to the restrictions of the share exchange escrow agreement.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 1998, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as disclosed in the 10 KSB filed by the Company for the year ended December 31, 1998.

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

Exhibit No.    Description.

3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 registration statement on Form S-18, File no. 33-25889-LA.
3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8th, 1993, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the period ended September 30th, 1994.
3.4 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25th, 1993, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No. 0-25680.
3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25th, 1995, incorporated by reference to Exhibit 2(e) to registration statement on Form 8-A, File no. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24th, 1997, incorporated by reference to Exhibit 3.6 on Form 10KSB for the year ended December 31, 1996.
3.7 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit 3.7 on Form 10KSB for the year ended December 31, 1997.
3.8 Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997 incorporated by reference to Exhibit 3.8 on Form 10KSB for the year ended December 31, 1997.
3.9 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit 99.1 on Form 8-K filed May 5, 1998.
3.10 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series C Voting 8% Convertible Preferred Stock, filed with the Nevada Secretary of State on June 3, 1998 incorporated by reference to Exhibit 4 on Form 8-K filed June 18, 1998


4.1            Specimen common stock  certificate,  incorporated by reference to
               Exhibit 4.1 to registration statement on Form S-18, File no. 33-25889-LA.
4.2 Specimen Class A Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.2 on Form 10KSB for the year ended December 31, 1996.
4.3 Specimen Class B Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.3 on Form 10KSB for the year ended December 31, 1996.
4.4 Specimen Class C Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.4 on Form 10KSB for the year ended December 31, 1996.
4.5 Specimen Class D Common Stock Purchase Warrant Certificate, incorporated by reference to Exhibit 4.5 on Form 10KSB for the year ended December 31, 1996.

4.6 Warrant Terms dated February 10th, 1997, relating to the Class A, Class B, Class C and Class D, Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.6 on Form 10KSB for the year ended December 31, 1996.
4.7 *Warrant Terms dated April 15, 1998, relating to the Class E Common Stock Purchase Warrants.
4.8 *Warrant Terms dated June 11, 1998, relating to the Class F Common Stock Purchase Warrants.
4.9 *Warrant Terms dated December 15, 1998, relating to the Class G Common Stock Purchase
               Warrants
4.10 *Warrant Terms dated December 29, 1998, relating to the Common Stock Purchase Warrants

10.1 Agreement dated February 2nd, 1997, between Ray Hoag and the Company, incorporated by reference to Exhibit 10.2 on Form 10KSB for the year ended December 31, 1996
10.2 Agreement dated February 2nd, 1997, between C. Jeremy Renton and the Company, incorporated by reference to Exhibit 10.21 on Form 10KSB for the year ended December 31, 1996.
10.3 Stock Option Agreement dated January 22nd, 1997 between the Company and Charlie Rodriguez, incorporated by reference to
               Exhibit 10.22 on Form 10KSB for the year ended December 31, 1996.
10.4 Stock Option Agreement dated January 22nd, 1997 between the Company and C. Jeremy Renton, incorporated by reference to
               Exhibit 10.23 on Form 10KSB for the year ended December 31, 1996.
10.5 Stock Option Agreement dated January 22nd, 1997, between the Company and Ray Hoag, incorporated by reference to Exhibit 10.24 on Form 10KSB for the year ended December 31, 1996.
10.6 Share Exchange Agreement executed the 13th day of May, 1997 between the Company and the shareholders of Major Wireless
               Communications Inc., ("Major Wireless"), with respect to the purchase by the Company of all the issued and outstanding shares in the capital stock of Major Wireless, incorporated by reference to Exhibit 2.1 in Form 8-K filed May 29, 1997
10.7 Agreement supplemental to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to Exhibit 10.1 in Form 8-K filed May 29, 1997.
10.8 Employee Stock Compensation (1997) Plan incorporated by reference to Exhibit 99 in Form S-8 filed August 29th, 1997.
10.9           Employee  Stock Option (1997) Plan  incorporated  by reference to
               Exhibit 99 in Form S-8 filed August 29th, 1997.
10.10 Employment Agreement between the Company and D. Bruce Sinclair dated November 18, 1997 incorporated by reference to Exhibit
               10.10 on Form 10KSB for the year ended December 31, 1997.
10.11 Amendment to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to
               Exhibit 10.1 in Form 8-K filed May 4,1998.
10.12 Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Form S-8 filed May 13, 1998
10.13 Convertible Debenture Agreement between WaveRider and International Advisory Services Ltd. And Wyndel Consulting Ltd. dated December 15, 1998 incorporated by reference to Exhibit
               10.11 on Form S-3 filed January 19, 1999.
10.14 Letter of termination of the Convertible Debenture, dated January 8, 1999, incorporated by reference to Exhibit 10.11 on Form S-3 filed January 19, 1999.
10.15 Common Stock Purchase Agreement between WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated December 31, 1998, including the exhibits to such agreement incorporated by reference to Exhibit 10.13 on Form S-3 filed January 19, 1999.

         21                 *Subsidiaries


         (b)                Reports on Form 8-K

                            No reports on Form 8-K were filed in the 4th quarter of 1998.

               CONSOLIDATED FINANCIAL STATEMENTS

               WaveRider Communications Inc.
               (A Development Stage Company)

               TORONTO, ONTARIO, CANADA

               DECEMBER 31, 1998











               1. AUDITORS' REPORT

               2. CONSOLIDATED BALANCE SHEETS

               3. CONSOLIDATED STATEMENTS OF LOSS

               4. CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

               5. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRICEWATERHOUSECOOPERS
--------------------------------------------------------------------------------
                                                    PricewaterhouseCoopers LLP
                                                    Chartered Accountants
                                                    5700 Yonge Street
February 5, 1999                                    Suite 1900
                                                    North York Ontario
                                                    Canada M2M 4K7
                                                    Telephone +1 (416) 218 1500
                                                    Facsimile +1 (416) 218 1499
Auditors' Report

To the Shareholders of
WaveRider  Communications  Inc.

We have audited the accompanying consolidated balance sheet of WaveRider Communications Inc. as at December 31, 1998, and the related consolidated statements of loss, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. As described in note 4 , the consolidated financial statements as of December 31, 1997 have been restated. The restated 1997 consolidated financial statements were audited by other auditors whose revised report dated March 20, 1998 (except for note 4 which is as of March 22, 1999) expressed an unqualified opinion on those statements. The other auditors' report included an explanatory paragraph that described the going concern issue described in note 1 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WaveRider Communications Inc. as at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a significant operating loss for the year and has a deficit as at the end of the year, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants


PricewaterrhouseCoopers LLP is a Canadian member firm of PricewaterhouseCoopers International Limited, an English company limited by guarantee.

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



/s/ Johnson, Holscher & Company, P.C.

March 20, 1998
March 22, 1999, Note 4. Prior Period Adjustment



Member of the American Institute of Certified Public Accountants                       5975 Greenwood Plaza
Member of the Private Companies Practice Section                                       Boulevard, Suite 140
Member of the SEC Practice Section                                       Greenwood Village, Colorado, 80111
                                                                                             (303) 694-2727
                                                                                        Fax  (303) 694-3172


WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(in U.S. dollars)

                                                                                               December 31
                                                                                          1998             1997
                                                                                                         [Note 4]
ASSETS

Current
    Cash                                                                           $   3,047,257     $     437,746
    Accounts receivable [Note 6]                                                          71,257            57,045
    Prepaid expenses                                                                      26,730             9,387
    Inventory [Note 7]                                                                   150,494            19,656


                                                                                       3,295,738           523,834

Fixed Assets [Note 8]                                                                    808,531           340,599
Goodwill [Note 9]                                                                         42,565            67,728
                                                                                   -------------------------------

                                                                                   $   4,146,834    $      932,161
                                                                                   ===============================


LIABILITIES

Current
    Accounts payable and accrued liabilities [Note 10]                             $     942,192    $      258,087
    Deferred revenue                                                                      39,558            24,155
    Current portion of obligation under capital lease [Note 11]                           54,161                 -
                                                                                   -------------------------------

                                                                                       1,035,911           282,242

Obligation under capital lease [Note 11]                                                  12,555                 -
                                                                                   -------------------------------

                                                                                       1,048,466           282,242
                                                                                   -------------------------------
SHAREHOLDERS' EQUITY

Share Capital                                                                         10,849,376         4,506,289
Other equity                                                                           1,503,782           128,637
Deficit accumulated during the development stage                                      (9,254,790)       (3,985,007)
                                                                                      -----------------------------

                                                                                       3,098,368           649,919
                                                                                   -------------------------------

                                                                                   $   4,146,834    $      932,161
                                                                                   ===============================

Commitments (Note 11)


Approved by the Board                                Director                           Director

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(in U.S. dollars)





                                                                                                        From Inception
                                                                       Year ended December 31         on August 6, 1987
                                                                       1998             1997         to December 31, 1998


REVENUE

Product sales                                                   $      41,133     $           -    $         41,133
Internet sales                                                        164,749            77,459             242,208
Interest and other                                                     49,105                 -              72,673
                                                                ---------------------------------------------------

                                                                      254,987            77,459             356,014
COST OF PRODUCT AND INTERNET SALES                                     75,467            21,798              97,265
                                                                ---------------------------------------------------

GROSS MARGIN                                                          179,520            55,661             258,749
                                                                ---------------------------------------------------


EXPENSES

Sales, general and administration                                   2,807,181           962,346           6,236,739
Research and development                                            1,814,617           405,705           2,306,020
Depreciation and amortization                                          35,240            12,570             115,667
                                                                ---------------------------------------------------

                                                                    4,657,038         1,380,621           8,658,426
                                                                ---------------------------------------------------

NET LOSS                                                           (4,477,518)       (1,324,960)         (8,399,677)
                                                                ====================================================

BASIC AND FULLY DILUTED LOSS PER SHARE                          $       (0.18)    $       (0.11)   $          (1.92)
                                                                ====================================================
     [Note 16]

Weighted Average Number of Common Shares                           29,485,320        12,299,522           4,826,858
                                                                ===================================================


WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)




                                                                                                      From Inception
                                                                       Year ended December 31        on August 6, 1987
                                                                       1998             1997        to December 31,1998
                                                                                      [Note 4]
OPERATIONS

Net loss                                                        $  (4,477,518)    $  (1,324,960)   $     (8,399,677)
Items not involving cash
    Depreciation and amortization                                     304,347            77,964             450,168
    Loss on sale of equipment                                               -            13,855              91,616
    Options issued to consultants                                     341,809           289,830             631,639
    Warrants issued on financing                                      313,325                 -             313,325
Net changes in non-cash working capital items [Note 13]               560,144            17,930             688,143
                                                                ---------------------------------------------------

                                                                   (2,957,893)         (925,381)         (6,224,786)
                                                                ---------------------------------------------------

INVESTING

Acquisition of fixed assets                                         (612,184)          (380,320)         (1,156,830)
Purchase of Internet service business                                       -           (38,851)            (38,851)
                                                                ---------------------------------------------------
                                                                    (612,184)          (419,171)         (1,195,681)
                                                                ---------------------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                    6,350,833         1,780,489          10,633,081
Dividends on preferred shares                                        (80,000)                 -             (80,000)
Loans from affiliates                                                       -                 -               2,657
Payments on capital lease obligations                                (68,216)                 -             (64,985)
                                                                ---------------------------------------------------
                                                                    6,202,617         1,780,489          10,490,753
                                                                ---------------------------------------------------

Effect of exchange rate changes on cash                               (23,029)                -             (23,029)
                                                                ---------------------------------------------------

Increase in cash                                                    2,609,511           435,937           3,047,257

Cash, beginning of period                                             437,746             1,809                   -
                                                                ---------------------------------------------------

CASH , end of period                                                3,047,257           437,746           3,047,257
                                                                ===================================================


WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in U.S. dollars)

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998


1. GOING CONCERN

These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $ 4,477,518 for the year ended December 31, 1998 (1997 - $1,324,960) and reported a deficit at that date of $9,254,790 (1997 - $3,985,007). In addition, the Company's costs are fixed in the short term and its products not yet proven to be commercially viable, resulting in the projected depletion of cash resources by August 1999 based on current financial performance and cash available as at December 31, 1998. The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

Management has pursued various financing alternatives to provide the funding necessary to meet the Company's plans; specifically, the private placement funding referred to in Note 12 B(v). Nevertheless, there are no assurances that these funding arrangements will be successful or that, together with the projected cash flow from the operations of the Company, they will be sufficient to

2. NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, is a public company traded on the OTC Bulletin Board using the trading symbol WAVC.


The Company develops and markets wireless data communications products focusing on Internet connectivity. Its first product has received Industry Canada approval for sale in Canada during the fourth quarter of 1998 and, subsequent to the year end, received FCC approval for sale in the United States.

The Company's primary market is Internet Service Providers (ISP's) and telecommunications companies supplying high speed wireless internet connectivity to their customers. A significant secondary market is that of Value Added Resellers, either directly or through distribution, to allow them to supply their customers with wireless connectivity for local area networks.

3. SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition and deferred revenue - Revenue from the sale of products is recognized at the time of shipment to the customer net of discounts and allowances for estimated future returns.

Fees billed for internet services on long-term service contracts are recognized over the period of the contracts.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998


Financial instruments - Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. Unless otherwise indicated, the fair values of financial instruments approximate their recorded amounts.

The fair values of cash on deposit with commercial banks, accounts receivable and accounts payable and accrued liabilities approximate recorded amounts because of the short period to receipt or payment of cash.

The Company is subject to foreign currency risk on its Canadian business activities.

Inventory - Inventory is stated at the lower of cost and net realizable value. Cost is determined on the weighted average cost basis.

Fixed assets - Fixed assets are recorded at cost and depreciated over the estimated lives of the assets, commencing in the year the assets are put into use, as follows:

       -    Computer software - 50% - declining balance method
       -    Computer equipment - 30% - declining balance method
       -    Lab equipment - 25% - declining balance method
       -    Lab equipment under capital lease - 25% - declining balance method
       -    Equipment and fixtures - 20% - declining balance method
       -    Modem housing mold - 100% in year of purchase
       -    Leasehold improvements - 2 years - straight line method
       -    Station site development - 100% in year of purchase

Foreign currency translation - The Company's functional currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at the exchange rate prevailing at the balance sheet date. Other assets, liabilities and operating items are translated at exchange rates prevailing at the respective transaction dates. Resulting translation adjustments are included in the consolidated statement of loss.

Income taxes - Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the tax rates and laws currently enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets when realization is less likely than not.

Stock options - The Company applies SFAS 123, together with APB 25 as permitted under SFAS 123, in accounting for its stock option plan. Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statement of loss over the option vesting period. In accordance with SFAS 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statement of loss in the period in which the services are rendered.

Goodwill - Goodwill, representing the excess of cost over fair value of the net assets and liabilities of Jetstream Internet Services Inc. acquired, is amortized using the straight-line method over a period of three years. The value of goodwill is regularly evaluated and, in the event that the carrying amount exceeds the related estimated net cash flows on a non discounted basis, goodwill is written down.

Research and development costs - Research and development costs are expensed as incurred.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

4. PRIOR PERIOD ADJUSTMENTS

During the year ended December 31, 1998, it was determined that the Company had not accounted for stock options issued for services rendered by outside consultants, nor for the purchase of Major Wireless Communications Inc., as required by generally accepted accounting principles. As a result, the 1997 consolidated financial statements have been restated to include the fair value of options issued to consultants. These changes, which had no net impact on the Company's cash flow results, have affected the prior reported financial results as follows:

                                            Year Ended December 31, 1997           Inception to Dec. 31, 1997
                                         --------------------------------------------------------------------
                                             Restated         Originally             Restated        Originally
                                           Information         Reported            Information        Reported

   Sales, general and administration     $    962,346      $    702,492          $  3,429,558     $  3,169,704
   Research and development                   405,705           379,729               491,403          465,427
   Depreciation and amortization               12,570            12,570                80,427           80,427
                                         -------------------------------------------------------------------

TOTAL EXPENSES                           $  1,380,621      $  1,094,791          $  4,001,388     $  3,715,558
                                         =====================================================================

NET LOSS                                 $ (1,324,960)     $ (1,039,130)         $ (3,922,159)    $ (3,636,329)
                                         =====================================================================

BASIC AND FULLY DILUTED
LOSS PER SHARE                           $      (0.11)     $      (0.08)         $      (1.62)    $      (1.48)
                                         =====================================================================

SHAREHOLDERS' EQUITY
   Share Capital                         $  4,506,289      $ 4,286,248
   Other Equity                               128,637                -
   Deficit accumulated during
      the development stage                (3,985,007)      (3,636,329)

                                         $    649,919      $   649,919
                                         =============================

In addition, note disclosure has been modified for the 1997 comparative figures to conform with generally accepted accounting principles.

5. ACQUISITION OF SUBSIDIARIES

WaveRider Communications (Canada) Inc. - On May 13, 1997, the Company acquired all of the shares of WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.) in exchange for the issue of 4,000,000 Series B voting convertible preferred shares having a par value of $0.001 per share. The Series B preferred shares were convertible into common shares at a ratio of 10 common shares for each preferred share.

On April 15, 1998, the Company completed an agreement with the holders of the Series B preferred shares to reduce their ratio to 2.5 common share for each preferred share. At the same time, all Series B preferred shares were converted to common shares. As specified in the original share exchange agreement, the common shares issued upon conversion of the Series B preferred shares are held in escrow and will be released upon achievement of certain levels of performance. In the event that all the shares are not released before May 13, 2002, the remaining escrowed shares will be cancelled. At the discretion of the Company's Board of Directors, the cancellation date may be extended for a maximum of two years.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

The shares will be considered to be issued when the respective performance events have occurred and the value of the shares will be measured and recorded at that date.


Jetstream Internet Services Inc. - On August 1, 1997, Jetstream Internet Services Inc., a newly created subsidiary, acquired as a going concern all the assets and liabilities of an internet provider in the Province of British Columbia, Canada. The acquisition was accounted for using the purchase method of accounting with the purchase price assigned as follows:

Current assets                                  $       9,869
Current liabilities                                   (76,989)
Equipment                                              27,315
Goodwill                                               78,656
                                                -------------

Cash consideration                              $      38,851
                                                =============

6. ACCOUNTS RECEIVABLE

                                          1998                 1997
                                      -------------------------------

Accounts receivable - trade           $  52,281             $  66,605
Other receivables                        22,237                46,449
                                         (3,261)              (56,009)
                                      -------------------------------

                                      $  71,257             $  57,045
                                      ===============================

7. INVENTORIES
                                          1998                 1997
                                      -------------------------------

Finished products                     $ 128,740             $       -
Raw Materials                            21,754                19,656
                                      -------------------------------

                                      $  150,494           $  19,656
                                      ==============================

8.  FIXED ASSETS

                                                     Accumulated   Net Book                  Accumulated   Net Book
                                                    Depreciation/    Value                  Depreciation/    Value
                                          Cost      Amortization     1998          Cost     Amortization     1997
                                     ------------------------------------------------------------------------------

Computer software                    $    326,079    $ 139,187    $ 186,892      $ 136,214    $ 34,046    $ 102,168
Computer equipment                        259,405       53,597      205,808         88,928      11,292       77,636
Lab equipment and tools                   235,111       41,356      193,755         80,762      10,095       70,667
Lab equipment under capital lease         134,932       15,145      119,787              -           -            -
Equipment and fixtures                     99,755       14,335       85,420         25,712       2,334       23,378
Modem housing mold                         47,891       47,891            -         47,891           -       47,891
Leasehold improvements                     40,242       23,373       16,869         16,835       7,011        9,824
Station site development                   14,718       14,718            -         11,293       2,258        9,035
                                      -----------------------------------------------------------------------------

                                     $  1,158,133    $ 349,602    $ 808,531      $ 407,635    $ 67,036    $ 340,599
                                     ==============================================================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

9. GOODWILL

                                                  1998              1997
                                           ----------------------------------

Cost                                       $       78,656       $      78,656
Less: accumulated amortization                    (36,091)            (10,928)
                                           ----------------------------------

                                           $       42,565       $      67,728
                                           ==================================




10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                  1998              1997
                                           ----------------------------------

Accounts payable - trade                    $      121,339      $      83,905
Accrued liabilities - trade                        332,191            174,182
Accrued salaries and benefits                      270,243                  -
Accrued cost of private share placement            218,419                  -
                                           ----------------------------------

                                           $       942,192      $     258,087
                                           ==================================


11. COMMITMENTS

                                             Obligation under Capital Lease
Gross Lease commitments:

1999                                                    $  63,517
2000                                                       13,640
                                                           ------

                                                           77,157
Less: imputed interest                                    (10,441)

                                                           66,716
  Less: current portion                                   (54,161)

Long-term obligation under capital lease                 $ 12,555
                                                         ========

                                                 Operating Leases

1999                                                    $ 149,450
2000                                                       44,592
2001                                                        3,490

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

12.  SHARE CAPITAL

A    Authorized share capital

     Preferred shares issuable in series, par value of $0.001 - 5,000,000 shares Common shares, par value of $0.001 - 100,000,000 shares

B    Issued share capital

i)   Common  share  units - On February 3, 1997,  the Company  issued  1,785,000 common share units at a price of $0.05 per unit for cash proceeds of $89,250. Each unit consisted of one common share and four Series A warrants. Based on the fair value of the underlying instruments within the common share unit, $50,208 of the total proceeds was allocated to common shares and the balance of $39,042 was allocated to the Series A warrants. Each Series A warrant entitled the holder to purchase one common share at $0.0625 per share on or before August 3, 1997. In July and August 1997, all the warrants were exercised for cash proceeds of $446,250.

ii) Series A preferred share units - On February 6, 1997, the Company issued 298,125 preferred share units at a price of $0.65 per unit for cash proceeds of $193,782. Each unit consisted of one Series A voting preferred share, convertible immediately into 10 common shares for no additional consideration, and three warrants (Series B, C and D). Based on the fair value of the underlying instruments within the preferred share unit, $130,934 of the total proceeds was allocated to preferred shares and $26,239, $20,426 and $16,183 was allocated to the Series B warrants, Series C warrants and Series D warrants, respectively. As the preferred shares were immediately convertible into common shares, the $62,848 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1997. Each warrant entitled the holder to purchase one common share at the following respective exercise prices of $0.085 (Series B), $0.105 (Series C) and $0.125 (Series D) on or before February 6, 1998.

     Immediately after the units were sold, the preferred shares were converted into 2,981,250 common shares. During the 3rd quarter of 1997, 2,238,750 warrants were exercised for cash proceeds of $235,068. During the 4th quarter of 1997, 5,213,822 warrants were exercised for cash proceeds of $547,452. During the 1st quarter of 1998, the remainder of the warrants, 1,491,178, were exercised for cash proceeds of $156,573.

iii) Common share units - On February 16, 1998, the Company issued 500,000 common share units at a price of $1.00 per unit for cash proceeds of $500,000. Each unit consisted of one common share and a Series E warrant. Based on the fair value of the underlying instruments within the common share unit, $404,713 of the total proceeds was allocated to common shares and the balance of $95,287 was allocated to the Series E warrants. The Series E warrants entitled the holder to purchase one common share at $1.25 per share on or before February 16, 1999.

     During the 2nd quarter of 1998, 410,000 of the warrants were exercised for cash proceeds of $512,500. During the 4th quarter of 1998, 60,000 warrants were exercised for cash proceeds of $75,000. The remaining 30,000 were exercised subsequent to December 31, 1998 for cash proceeds of $37,500.

iv) Series B preferred shares - 4,000,000 Series B preferred shares were issued upon the acquisition of Major Wireless Communication Inc. (See note 5). The shares were voting and convertible into common shares at a ratio of ten common shares for each preferred share. Each preferred share entitled the holder to 10 votes.

     The shares were held in escrow to be released upon occurrence of certain performance related events. If the events had not occurred by May 13, 2002, the remaining shares held in escrow would be cancelled. On April 15, 1998, the Company and the Series B preferred shareholders agreed to amend the terms of the preferred shares. The conversion ratio was amended to a ratio of 2.5 common shares for each preferred share. On the same date, the preferred shares were converted into 10,000,000 common shares. These common shares are held in escrow and will be released upon the occurrence of certain performance related events. If the specified criteria have not been met by May 13, 2002, the remaining common shares held in escrow will be cancelled. The Board of Directors may extend the escrow period by up to two years. No shares have been released as at December 31, 1998.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

     As the shares are held in escrow, the number of shares outstanding and the par value ascribed has been deducted from the respective share capital accounts. The shares will be considered to be issued when the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

v) Common share purchase agreement - Under a Common Share Purchase Agreement dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants. On December 29th, 1998 the Company issued 1,167,860 common shares in the First Tranche at $2.57 per shares for cash proceeds of $3,000,000.

     Pursuant to the agreement, the Company is required to issue additional shares to the investors if the average bid price for the common stock for 30 days prior to certain future dates ("Reset Price") is below the initial purchase price multiplied by 117.5 per cent. The number of shares to be issued will be based on the following formula: ((Number of shares subject to repricing) X (Initial Purchase Price X 117.5% - Reset Price)) / Reset Price.

     The Reset Price will be determined for certain blocks of shares within a specified number of days from the date that the registration of the shares issued is effective under the Securities Act of 1933 as follows: 34% within 30 days, 33% within 60 days and 33% within 90 days.

     Under the agreement, the Company has the right, but not the obligation to issue additional shares in a Second Tranche for up to $3,000,000 and a Third Tranche for up to $4,000,000. The number of shares to be issued will be based on the average bid price for the company's common stock for five trading days before the respective closing dates. The Second Tranche option is exercisable after the earlier of June 12, 1999 or 62 days after the effective date of the registration of the initial shares. The Third Tranche option is exercisable after the earlier of September 10, 1999 or two days after the final reset period for the shares issued in the Second Tranche. The company's rights to exercise the option are subject to a number of conditions including that the average bid price for 20 trading days prior to each closing cannot be below $1.25, certain trading volumes and no change in control. Shares issued under these options will be subject to price reset provisions similar to those provided under the First Tranche for a period of 90 days from the respective closing date of each Tranche.

     As part of the agreement, the Company issued to the investors four groups of warrants as follows: 225,000 with an exercise price of $2.00, 225,000 with an exercise price of $2.61, 225,000 with an exercise price of $3.00 and 225,000 with and exercise price of $4.00. Each warrant entitles the holder to acquire one common share at the specified exercise price. The warrants expire on December 29, 2003.

     Costs of the transaction include fees of $298,419 and issued 150,000 warrants with a fair value of $103,686. Each warrant entitles the holder to acquire one common share at an exercise price of $3.00 per share. The warrants expire on December 29, 2003. The Company has committed to pay additional fees equaling 7% of the proceeds received under the Second and Third Tranches.

     The initial proceeds less costs of the First Tranche have been allocated between common stock and warrants, based on the respective relative fair values, as follows:

                  Common stock                $2,136,846
                  $2.00 warrant                  124,980
                  $2.61 warrant                  117,662
                  $3.00 warrant                  113,607
                  $4.00 warrant                  104,800

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

vi)  Series C Preferred  share  units - On June 11,  1998,  the  Company  issued
     800,000 preferred share units at a price of $2.50 per unit for cash proceeds of $2,000,000, less costs of $50,000. Each unit consisted of an 8% voting, convertible preferred share and one Series F warrant. Each preferred share may be converted at the option of the holder into one common share for no additional consideration on or before April 30, 2000. Based upon the fair value of the underlying instruments within the preferred share unit, $1,536,343 of the total proceeds, net of costs, was allocated to preferred shares and $413,657 was allocated to the Series F warrants. As the preferred shares were immediately convertible into common shares, the $712,265 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1998.

     Each Series F warrant entitles the holder to purchase one common share at the exercise price of $2.50 on or before June 11, 2000.

vii) Series G Warrants - As a commitment fee for the right to issue up to $2,000,000 in convertible debentures to certain investors, the Company issued the investors warrants to purchase 500,000 common shares at and exercise price of $1.50 per share. The warrants expire on December 15, 2003. The warrants have been recorded at their fair value of $313,325 with the costs charged to the consolidated statement of loss in 1998. The Company terminated the debenture agreement on January 8, 1999 without drawing any funds.

viii)Issued for services rendered - In the first and second quarter of 1997, the Company issued 908,000 common shares to individuals for services rendered. The fair value of the service, in the amount of $58,250, has been charged to the consolidated statement of loss in 1997.


C        Warrants

                                                                  Number

        Issued in 1997 [Note 12B(i) & (ii)]                    16,083,750
        Exercised [Note 12B(i) &( ii)]                        (14,592,572)
                                                               ----------
        Balance at December 31, 1997                            1,491,178
                                                               ----------

        Issued in 1998 [Note 12B(iii),(v), (vi) & (vii)]        2,850,000
        Exercised [Note 12B(ii) & (iii)]                       (1,961,178)
                                                               ----------
        Balance at December 31, 1998                            2,380,000
                                                               ----------

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

     The Company has several series of warrants outstanding at December 31, 1998 as follows:

                                         Number            Weighted-Average
          Exercise Prices             Outstanding           Remaining Life
               $1.25                    30,000                 2 months
               $1.50                    500,000               60 months
               $2.00                    225,000               60 months
               $2.50                    800,000               18 months
               $2.61                    225,000               60 months
               $3.00                    375,000               60 months
               $4.00                    225,000               60 months

                            ------------------------------
                            ------------------------------

           $1.50 - $4.00              2,380,000
                            ------------------------------


D        Other Equity
                                                   1998              1997
                                            ---------------------------------

         Stock options to non-employees            206,348            118,158
         Warrants                                1,297,434             10,479
                                            ---------------------------------

                                                 1,503,782            128,637
                                            =================================


E           Employee Stock Option Plans

1994 Compensatory Stock Option Plan-

In January 1997, the Company entered into employment and consulting agreements with various parties. Under these agreements, the parties were granted options to purchase 967,000 shares of the Company's common stock at $0.0625 per share. 93,200 of these options were exercised in the third quarter of 1997 with the balance being exercised in the fourth quarter for total cash proceeds of $60,437. This plan was terminated in 1997.

Employee Stock Option (1997) Plan -

During 1997, the Company authorized an Employee Stock Option Plan for a total of 5,000,000 common shares that may be awarded to employees and certain consultants. During 1998, the Company amended the plan to authorize an additional 1,250,000 common shares. Each option under the incentive plan allows for the purchase of one common share and expires not later than three years from the date granted. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees the options vest at 5% per complete month from date of award and for non-employees are earned out over their contract period.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

Stock options to employees, directors and consultants are summarized as follows:


                                                                                                          Weighted
                                                                                                           Average
Granted to employees and directors                                           Number   Exercisable   exercise price

Granted to employees & directors at $0.25 - $0.70                         2,083,540                           0.48
Cancelled on termination                                                   (265,288)                          0.25
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                              1,818,252       262,466             0.48

Granted to employees & directors @ $0.94 - $3.44                          2,709,400                           1.32
Cancelled on termination                                                   (140,080)                          0.99
Exercised                                                                  (372,062)                          0.46
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                              4,015,510     2,596,641             0.92
------------------------------------------------------------------------------------------------------------------


                                                                                                          Weighted
                                                                                                           Average
Granted to consultants                                                       Number   Exercisable   exercise price
------------------------------------------------------------------------------------------------------------------
Granted to consultants at $0.25 - $0.50                                   2,560,000                           0.44
Exercised                                                                  (500,000)                          0.30
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                              2,060,000       390,000             0.47

Granted to consultants @ $0.98 - $1.82                                       95,000                           1.22
Cancelled                                                                  (890,465)                          0.51
Exercised                                                                  (579,500)                          0.49
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                                685,035       189,125             0.51
------------------------------------------------------------------------------------------------------------------


                          Number           Weighted average                              Number         Weighted average
       Range of       Outstanding at       exercise price of     Weighted average    Exercisable at      Exercise price
       Exercise         December 31           outstanding         remaining life      December 31,       of exercisable
        Prices             1998                 options              (months)              1998              options
-----------------------------------------------------------------------------------------------------------------------

    $0.25 - $0.50           967,775             $ 0.39                  19                   435,918         $ 0.35
        $0.56            1,000,000              $ 0.56                  23                         -            -
    $0.63 - $1.15        2,044,350              $ 1.06                  25                 1,912,350         $ 1.06
    $1.24 - $1.91           430,500             $ 1.66                  31                   359,900         $ 1.68
    $2.13 - $3.44           257,920             $ 2.54                  28                    77,598         $ 2.62


WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

The fair value of each stock option granted to consultants was estimated on the date the consultant earned the option using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model: nil annual dividends (1997 - nil), expected volatility of 90% (1997 - 90%), risk-free interest of 5.47% (1997 - 5.76%) and expected life of 3 years (1997 - 3 years). The weighted average fair value of the stock options granted in 1998 was $0.71 (1997 - $0.49). The resulting values have been charged to the consolidated statement of loss over the contract period of the consultant. The amount charged to the consolidated statement of loss in 1998 was $341,809 (1997
- $289,830)

For  disclosure  purposes,  the  fair  value of each  stock  option  granted  to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1998: nil annual dividends (1997 - nil), expected volatility of 90% (1997 - 90%), risk-free interest of 5.36% (1997 - 5.77%) and expected life of 2 years (1997 - 2 years). The weighted average fair value of the stock options granted in 1998 was $0.53 (1997 - $0.15)

Under the above model, the total value of stock options granted to employees and directors in 1998 was $1,397,068 (1997 - $113,509), which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma loss and pro forma loss per share would have been $5,662,881 and $0.20 (1997 - $1,344,584 and $0.11)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock option plans have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Shareholder option agreement -

In November 1997, certain shareholders agreed to provide the Company's President with a private option to purchase 1,000,000 common shares directly from the shareholders. These options vested at the rate of 150,000 options per month of employment.

For disclosure purposes, the fair value of this private option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: nil annual dividends, expected volatility of 90%, risk-free interest of 5.71% and expected life of 2 years. The fair value of the stock options granted was $0.28. Had the Company determined compensation cost for these options in accordance with SFAS No. 123, the Company's 1998 pro forma loss and pro forma loss per share would have been increased by $238,000 (1997- $42,000) and $0.01 (1997 - $0.01), respectively.


F. Employee Stock Compensation (1997) Plan - During 1997, the Company authorized an Employee Stock Compensation Plan for a total of 2,500,000 common shares that may be awarded to employees and certain consultants. During 1998, the Company authorized the issuance of 2,500 shares pursuant to the plan. In addition, compensation costs included in accrued liabilities at December 31, 1998, in the amount of $155,038, will be paid in common shares at the fair value on the date of issue.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998


13.       NET CHANGES IN NON-CASH  WORKING CAPITAL ITEMS RELATING TO OPERATIONS


                                                   1998                1997

Accounts receivable                         $   (10,932)         $  (47,176)
Prepaid and other assets                        (18,602)              12,802
Inventory                                      (136,664)            (19,656)
Accounts payable and accrued liabilities         708,658              47,805
Deferred revenue                                  17,684              24,155
                                            --------------------------------
                                            $    560,144         $    17,930
                                            ================================


14.       RELATED PARTY TRANSACTIONS

During the year, a total of $ 117,767 was paid or payable to directors and officers or to companies related to them for management and administration services.


15.      INCOME TAXES

The Company's income tax provision has been determined as follows:

                                                              1998                 1997

Net loss for the year                                     $ 4,477,518           $ 1,328,960
                                                          =================================

Income taxes at 42.54%                                    $ 1,904,740           $   565,340
Decrease resulting from permanent non-tax
   deductible expense                                       (144,000)                     -
Tax benefit of losses not recognized in the accounts,
   included in valuation allowance                        (1,760,740)              (565,340)
                                                          ---------------------------------

                                                          $        -           $         -
                                                          =================================



At December 31, 1998, the Company had approximately $6,516,000 of non capital losses available for income tax purposes, the tax benefit of which has not been recorded in these accounts. These losses are available to reduce taxable income in future and expire as follows:

                 2004                                 $        769,000
                 2005                                        4,339,000
                 2009                                          847,000
                 2010                                          316,000
                 2011                                           64,000
                 2012                                          181,000
                                                      ----------------

                                                      $      6,516,000
                                                      ================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

The deferred tax balances at December 31 are summarized as follows:

                                                                                1998                 1997

Unrealized foreign currency translation gains                          $      (85,100)        $     (27,890)
Tax benefit of losses carried forward for income tax purposes               2,772,000               926,000
                                                                       ------------------------------------

                                                                            2,686,900               898,110
Less: Valuation allowance                                                  (2,686,900)             (898,110)
                                                                       ------------------------------------

                                                                       $            -         $           -
                                                                       ====================================


16. LOSS PER SHARE

                                                                  For the year ended December 31, 1998
                                                               Loss             Shares           Per share
                                                            (Numerator)      (Denominator)        Amount

Net Loss                                                   $ 4,477,518                   -             -
Add:  Dividends paid in year                                    80,000                   -             -
          Convertible Preferred Shares [Note 12 B(vi)]         712,265                   -             -
Basic LPS
  Loss attributable to common shareholders                  $5,269,783          29,485,320         $0.18
                                                            ===============================================



                                                                  For the year ended December 31, 1997
                                                                  Loss          Shares           Per share
                                                               (Numerator)   (Denominator)        Amount

Net Loss                                                    $ 1,324,960                   -             -
Add:  Dividends paid in year                                          -                   -             -
          Convertible Preferred Shares [Note 12 B(ii)]           62,848                   -             -
                                                            -----------
Basic LPS
  Loss attributable to common shareholders                  $1,387,808           12,299,522         $0.11
                                                            ===============================================


The warrants, options and convertible preferred shares outstanding at the end of each year [see Note 12] have not been included in the loss per share calculation as they are anti-dilutive. The shares held in escrow pertaining to the Major Wireless transaction [Note 5] have not been included from the loss per share calculation as they are contingently issuable shares.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1998, 1997 and from inception on August 6, 1987 to December 31, 1998

17.  SEGMENTED INFORMATION

The Company's operates in two segments: wireless data communications and internet services. Segmented information for JetStream Internet Services, which operates as a standalone business, is provided below. All other amounts included in the consolidated financial statements relate to the wireless data communications segment.

Internet Services - JetStream Internet Services


                                             1998                 1997

REVENUE                                  $ 164,749            $  77,459
COST OF INTERNET SALES                      62,022               21,798
                                        -------------------------------

GROSS MARGIN                               102,727               55,661
                                        -------------------------------

EXPENSES
Sales, general and administration           85,656               55,685
Depreciation and amortization               35,240               12,570
                                        -------------------------------

                                           120,896               68,255
                                        -------------------------------

NET LOSS                                $ (18,169)            $ (12,594)
                                        ===============================


The total assets for the Internet Service segment was less than $50,000 in each of the periods.

All revenues are generated from the Company's Canadian operations and all long-lived assets are located in Canada.


18.  COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

Exhibit 4.7

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

                          WAVERIDER COMMUNICATIONS INC.
                 Organized under the laws of the State of Nevada

                      CLASS E COMMON STOCK PURCHASE WARRANT

                                                    WARRANTS TO PURCHASE

No. WE -                                       **                        **
                                                       COMMON SHARES

THIS CERTIFIES that, for value received

Or registered assigns ("Warrantholder") is entitled to purchase from WAVERIDER COMMUNICATIONS INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on February 15TH, 1999 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock, $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of US$1.25 (one dollar twenty-five cents) per Common Share (the "Exercise Price").

         EXERCISE. Subject to the Warrant Terms, this Class E Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class E Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued. In order to exercise this warrant, the registered holder must at the time of exercise complete and sign the Exercise form on the reverse side of this certificate, which contains a representation that the exercising registered holder is not a U.S. Person and that exercise is not being made for or on behalf of a U.S. Person.
         ASSIGNMENT. This Class E Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class E Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.
         EXCHANGE. This Class E Warrant Certificate may at any time be exchanged for one or more Class E Warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.
         TRANSFER AND ASSIGNMENT FEES. Whenever this Class E Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company therewith a fee for every Class E Warrant Certificate or Common Share certificate to be issued, in accordance with the Company's fee schedule.
         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more times, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to the registered holders of the Class E Warrants.
         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class E Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and neither the Company nor the Warrant Agent shall be affected by any notice to the contrary. No registered holder of Class E Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.

         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

         DATED:  April 15, 1998             WAVERIDER COMMUNICATIONS INC.

                                            ------------------------------------
                                            Secretary

                          WAVERIDER COMMUNICATIONS INC.


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


                                            EXERCISE


     I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase _______________ Common Shares of the Company and hereby make payment of $_____________ (number of shares purchased multiplied by US$1.25) payable to the order of WAVERIDER COMMUNICATIONS INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:


Please  insert  social  security or EIN number       Name and address,  including  zip code:
or other identifying number:
                                                     --------------------------------------------------------

-------------------------------------                --------------------------------------------------------

And, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class E Warrant Certificate of like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class E Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.

IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED: ______________________, 19_____

                                           X____________________________________

FOR VALUE  RECEIVED,  the undersigned  hereby sells,  assigns and transfers unto

Please insert social security or EIN number Name and address, including zip code: Or other identifying number:


the right to purchase ________________ Common Shares of the Company evidenced by this Class E Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class E Warrants are being assigned is NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED: ______________________, 19_____

IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class E Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEED:

Exhibit no. 4.8

THE WARRANTS OF THE COMPANY EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES
COMMISSION OF ANY STATE IN RELIANCE UPON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, AND PARAGRAPH (13) OF CODE SECTION 10-5-9 OF THE GEORGIA SECURITES ACT OF 1973. THE WARRANTS MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR ASSIGNED OR A SECURITY INTEREST CREATED THEREIN, UNLESS THE PURCHASER, TRANSFEREE, ASSIGNEE, PLEDGEE OR HOLDER OF SUCH SECURITY INTEREST COMPLIES WITH ALL STATE (INCLUDING THE GEORGIA SECURITIES ACT OF 1973) AND FEDERAL SECURITIES LAWS (I.E., SUCH SHARES ARE REGISTERED UNDER SUCH LAWS (INCLUDING THE GEORGIA SECURITIES ACT OF 1973) OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE THEREUNDER) AND UNLESS THE SELLER, TRANFEROR, ASSIGNOR, PLEDGOR OR GRANTOR OF SUCH SECURITY INTEREST PROVIDES AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY THAT THE TRANSACTION CONTEMPLATED WOULD NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. TRANSFERABILITY OF THE WARRANTS IS THEREFORE LIMITED AND INVESTORS MUST BEAR THE ECONOMIC RISK OF THEIR INVESTMENT FOR AN INDEFINITE PERIOD OF TIME;

                          WAVERIDER COMMUNICATIONS INC.
                 Organized under the laws of the State of Nevada
                      CLASS F COMMON STOCK PURCHASE WARRANT
No.WF-                      WARRANTS TO PURCHASE              **** COMMON SHARES

THIS CERTIFIES that, for value received
Or registered assigns ("Warrantholder") is entitled to purchase from WAVERIDER COMMUNICATIONS INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on June 11th, 2000 (the "Expiration Date"), unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock. $.001 par value (the "Common Shares"), in the manner stated below, at the purchase price of (two dollars fifty cents) per Common Share (the "Exercise Price").
       EXERCISE. Subject to the provisions of the Warrant Terms, this Class F Warrant may be exercised in whole or in part at any time during US$2.50 (two dollars fifty cents) per Common Share (the "Exercise Price"). the Exercise Period for a whole number of shares, by surrendering it with the Exercise Form on the reverse side duly completed at the offices of the Company, or any successor, and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer fees and transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's check, certified check, or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class F Warrant of like tenor shall be issued to the registered holder hereof evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued.
         ASSIGNMENT. This Class F Warrant may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment Form on the reverse side duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class F Warrant Certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with the registered holder's lawful instructions.
         EXCHANGE. This Class F Warrant Certificate may at any time be exchanged for one or more Class F warrant Certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.
         TRANSFER AND ASSIGNMENT FEES. Whenever this Class F Warrant Certificate is exercised for Common Shares, is assigned or transferred, or is exchanged for one or more like certificates, there shall be paid to the Company therewith a fee for every Class F Warrant Certificate or Common Share certificate to be issued, in accordance with the Company's fee schedule.
         ADJUSTMENTS. Under the Warrant Terms, the Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price probably will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended one or more time, from time to time, for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to registered holders of the Class F Warrants.
         STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class F Warrant Certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and the Company shall not be affected by any notice to the contrary. No registered holder of Class F Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in the Warrant Terms and this Certificate.
         WITNESS the facsimile seal of the Company and the facsimile signatures of its duly authorized officers.

DATED:  June 11th, 1998                     WAVERIDER COMMUNICATIONS INC.


                                            ------------------------------------
                                            Secretary

The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common                UNIFORM GIFTS TO MINORS ACT
TEN ENT - as tenants by the  entireties
JT TEN - as joint  tenants with right of  ___________Custodian ___________
         survivorship and not as tenants    ( Custodian)       (Minor)
         in common and not as community   under the Uniform Gifts of Minors
         property                         Act of  the State of__________________

EXERCISE

         I or we hereby irrevocably elect to exercise the right of purchase represented by this certificate to purchase ______ Common Shares of the Company and hereby make payment of _______________ (number of shares purchased multiplied by US$2.50) payable to the order of WAVERIDER COMMUNICATIONS INC. in payment of the exercise price for such shares, and request that certificates for the Common Shares shall be issued in the name of:

Please insert social security or EIN number            (Insert name address, including zip code):
or other identifying number: _________________
                                                       --------------------------------------------

                                                       --------------------------------------------

And, if such number of Common Shares shall not be all of the shares purchasable hereunder, that a new Class F Warrant Certificate or like tenor for the balance of the remaining Common Shares purchasable hereunder be delivered to the undersigned at the address above. I hereby certify that I am not a "U.S. Person" as defined in Regulation S of the United States Securities and Exchange Commission and that I am not exercising this Class F Warrant to purchase shares for or on behalf of any U.S. Person. I understand that the term "U.S. Person" includes, among other persons, and individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or state of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S.. Person. IMPORTANT: The name of the person exercising this warrant must correspond with the name of the Warrantholder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.

DATED:  __________________ 19___                                       X_______________________________________
                                                                       Signature of Registered Holder

                                                                       X_______________________________________
                                                                       Signature of Registered Holder

FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto:

Please insert social security or EIN number                            (Insert name and address, including zip code):
or other identifying number: _____________________
                                                                       ----------------------------------------

                                                                       ----------------------------------------

The right to purchase _____________ Common Shares of the Company evidenced by this Class F Warrant, and does hereby irrevocably constitute and appoint any officer of the Company or its transfer agent and registrar as lawful Attorney to transfer such right on the books of the Company with full power of substitution in the premises. I hereby certify that, to the best of my knowledge, the person or persons to whom these Class F Warrants are being assigned in NOT a "U.S. Person" as defined in Regulation S of the U.S. Securities and Exchange Commission.

DATED:  _______________, 19_____        X_______________________________________
                                           Signature of Registered Holder

                                        X_______________________________________
                                           Signature of Registered Holder

IMPORTANT: Every registered owner of this Certificate must sign it to assign or otherwise transfer Class F Warrants. The above signature or signatures must correspond with the name or names written on the face of this Certificate in every particular, without alteration, enlargement or any change whatever. Each signature should be "medallion" guaranteed by an eligible guarantor institution (Banks, Stockbrokers, Savings and Loan Associations and Credit Unions) with membership in an approved signature guarantee Medallion Program pursuant to Rule 17Ad-15 of the Securities and Exchange Commission.

SIGNATURE GUARANTEE:

Exhibit 4.9


THE WARRANTS OF THE COMPANY EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES
COMMISSION OF ANY STATE IN RELIANCE UPON EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED. THE WARRANTS MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR ASSIGNED OR A SECURITY INTEREST CREATED THEREIN, UNLESS THE PURCHASER, TRANSFEREE, ASSIGNEE, PLEDGEE OR HOLDER OF SUCH SECURITY INTEREST COMPLIES WITH ALL STATE AND FEDERAL SECURITIES LAWS (I.E., SUCH WARRANTS ARE REGISTERED UNDER SUCH LAWS OR AN EXEMPTION FROM REGISTRATION IS AVAILABLE THEREUNDER) AND UNLESS THE SELLER, TRANSFEROR, ASSIGNOR, PLEDGOR OR GRANTOR OF SUCH SECURITY INTEREST PROVIDES AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY THAT THE TRANSACTION CONTEMPLATED WOULD NOT BE IN VIOLATION OF THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. TRANSFERABILITY OF THE WARRANTS IS THEREFORE LIMITED AND INVESTORS MUST BEAR THE ECONOMIC RISK OF THEIR INVESTMENT FOR AN INDEFINITE PERIOD OF TIME.


                          WAVERIDER COMMUNICATIONS INC.
                 Organized under the laws of the State of Nevada
                      CLASS G COMMON STOCK PURCHASE WARRANT
     No. G                    WARRANT TO PURCHASE           ****** COMMON SHARES

THIS CERTIFIES that, for value received ________________________. or registered assigns ("Warrantholder") is entitled to purchase from WAVERIDER COMMUNICATIONS INC., a Nevada corporation ("Company"), at any time from the date of issuance and during the period (the "Exercise Period") expiring on December 15, 2003 (the "Expiration Date") unless extended, the number of fully paid, nonassessable shares shown above of the Company's common stock $0.001 par value (the "Common Shares"), in the manner stated below, at the purchase price per share of 85% of the lesser of (y) the average closing price of the Common Shares on the NASD OTC Bulletin Board from and including November 9, 1998 to and including November 27, 1998 or (z) the average closing price of the Common Shares on the NASD OTC
Bulletin Board for the five trading days prior to the Loan Advance Date indicated below (the "Exercise Price").

EXERCISE. This Class G Warrant may be exercised in whole or in part at any time during the Exercise Period for a whole number of Common Shares by surrendering this certificate with the Exercise Form attached hereto duly completed at the offices of the Company or any successor and by paying in full the Exercise Price for all Common Shares being purchased, together with all transfer taxes and other governmental charges due, if any. Payment shall be made in lawful money of the United States of America, in cash or by bank check, cashier's cheque, certified cheque or postal or express money order made payable to the order of the Company. Upon partial exercise hereof, a new Class G Warrant of like tenor shall be issued to Warrantholder evidencing the number of Common Shares not purchased. No fractional shares or scrip certificate evidencing fractional shares will be issued upon exercise hereof, nor will any cash be paid in lieu of any fractional share not issued.

ASSIGNMENT. This Class G Warrant may be assigned or transferred by Warrantholder or by his attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment Form attached duly completed, upon payment of the applicable transfer fee and any transfer tax or other governmental charges due, if any. Upon any such assignment or transfer, a new Class G Warrant certificate or certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, will be issued in accordance with Warrantholder's lawful instructions.

EXCHANGE. This Class G Warrant certificate may at any time be exchanged for one or more Class G Warrant certificates of like tenor and representing in the aggregate the right to purchase a like number of Common Shares, subject to any adjustments made in accordance with the provisions of the Warrant Terms, upon presentation therefor at the offices of the Company and upon payment of the requisite fees.

TRANSFER AND ASSIGNMENT FEES. Whenever this Class G Warrant certificate is exercised for Common Shares, is assigned or transferred or is exchanged for one or more like certificates, there shall be paid to the Company therewith a fee for every Class G Warrant certificate or Common Share certificate to be issued, in accordance with the Company's fee schedule.

ADJUSTMENTS. The Exercise Price is subject to adjustment if the Company effects any stock split or combination (reverse stock split) or recapitalization with respect to the Common Shares and in certain other circumstances. Any adjustment of the Exercise Price will result in a corresponding adjustment of the number of Common Shares purchasable hereunder. Further, the Exercise Price may be reduced, irrespective of whether a stock split, combination or other adjustment is effected, and the Expiration Date may be extended from time to time for an indefinite period at the Company's discretion upon giving at least two days' notice thereof to registered holders of the Class G Warrants.

STATUS OF HOLDER. The Company may deem and treat the registered holder of this Class G Warrant certificate as the absolute owner hereof for all purposes, notwithstanding any notation of ownership or other writing made hereon by any person, and the Company shall not be affected by any notice to the contrary. No registered holder of Class G Warrants, as such, shall have any rights as a shareholder of the Company, either at law or at equity, and the rights of each such registered holder, as such, are limited to those expressly provided in this certificate.

ANTI-DILUTION.  If during the  Exercise  Period  there is any  reduction  in the number of issued and outstanding WaveRider common stock par value $0.001 resulting from an alteration by any corporate means to the share capital of WaveRider (a "Consolidation Event") then the Exercise Price after the date of the Consolidation Event shall be 85% of the lesser of (y) the average closing price of the Common Shares on the NASD OTC Bulletin Board from and including November 9, 1998 to and including November 27, 1998 or (z) the average closing price of the Common Shares on the NASD OTC Bulletin Board for the five trading days prior to the Consolidation Event divided by the quotient obtained when (a) the number of Common Shares immediately prior to a Consolidation Event is divided by (b) the number of Common Shares immediately after the Consolidation Event. These anti-dilution provisions will cease to apply as soon as each of the following events have occurred:

a) the Company has completed and received gross proceeds of not less than US$10,000,000 in debt and/or equity financings after the Loan Advance Date; and

b) the Company's common stock has been listed for trading on The Nasdaq SmallCap Market or another recognized national stock market; and

c) all the Company's common stock that are subject to the escrow agreement made as of March 16, 1998 among the Company, William E. Krebs as escrow agent and certain holders of the Company's common stock have been released from the restrictions imposed thereby; and

d) the amount referred to as the "Accumulated Debt" in the 8% Secured Convertible Debenture dated as of December 15, 1998 between the Company and, among others, the first registered holder of this certificate, shall have been repaid in full.

LOAN   ADVANCE   DATE.   For   purposes   hereof,   the  Loan  Advance  Date  is
______________________.

IN WITNESS WHEREOF the facsimile seal of the Company and the facsimile signatures of its duly authorized officers are set out hereon.



DATED: December 15, 1998                      WAVERIDER COMMUNICATIONS INC.


                                              ----------------------------------
                                              Secretary

                                  EXERCISE FORM


______________________________________________________  (Print  or type  name of registered warrant holder) (the "Holder") hereby irrevocably elects to purchase __________ Common shares $0.001 par value (the "Purchased Shares") of WAVERIDER COMMUNICATIONS INC. (the "Company") and tenders herewith US$____________ per share for each of the Purchased Shares in cash or by bank check, cashier's cheque, certified cheque or postal or express money order. The Holder hereby undertakes to pay to the Company any and all transfer taxes and other governmental charges due, if any, in respect of this purchase of shares. The Holder hereby directs the Company to issue the Purchased Shares in the name of _____________________________________________________________ and to deliver one or more certificates representing the Purchased Shares to

----------------------------------------------------------------- ---------------------------------------------------.

DATED: ___________________.

If the Holder is an individual:


SIGNED, SEALED and DELIVERED by                                 )
the Holder in the presence of                                   )
                                                                )
                                                                )
-----------------------------------------------------           )
Name                                                            )         -------------------------------------------
                                                                )         Signature of Holder
-----------------------------------------------------           )
Address                                                         )
                                                                )
                                                                )
                                                                )
-----------------------------------------------------

If the Holder is a corporation or partnership:



                                                                          -------------------------------------------
                                                                          Print Name of Holder


                                                                          -------------------------------------------
                                                                          Per: Authorized Signatory


                                                                          -------------------------------------------
                                                                           Print Full Name of Authorized Signatory


NOTICE: The signature of the Holder on this exercise form must correspond with the name of the holder as written upon the face of this certificate in every particular without alteration or enlargement or any change whatsoever.

                                 ASSIGNMENT FORM


FOR VALUE RECEIVED,  _____________________________________ hereby sells, assigns and transfers  unto:  ______________________________________________________  of


------------------------------------------------------
Print or type name of transferee


------------------------------------------------------
Print or type address of transferee

_____________________ Class G Warrants represented by the within Warrant certificate and does hereby irrevocably constitute and appoint
_________________________________________________    his/her/its   attorney   to
transfer the said warrants on the books of the Company with full power of substitution in the premises.

         DATED: ___________________.

If the transferor is an individual:


SIGNED, SEALED and DELIVERED by                                 )
the transferor in the presence of                               )
                                                                )
                                                                )
----------------------------------                              )
Name                                                            )    -----------------------------
                                                                )    Signature of Transferor
----------------------------------                              )
Address                                                         )
                                                                )    -----------------------------
                                                                )    Print Name of Transferor
                                                                )

If the transferor is a corporation or partnership:



                                                                     -----------------------------
                                                                     Print Name of Transferor


                                                                     -----------------------------
                                                                     Per:  Authorized Signatory


                                                                     -----------------------------
                                                                     Print Full Name of Authorized Signatory


NOTICE: The signature of the transferor on this transfer form must correspond with the name of the holder as written upon the face of this certificate in every particular without alteration or enlargement or any change whatsoever.

Exhibit 4.10


THESE SECURITIES HAVE NOT BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER REGULATION D PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THIS WARRANT SHALL NOT CONSTITUTE AN OFFER TO SELL NOR A SOLICITATION OF AN OFFER TO BUY THE SECURITIES IN ANY JURISDICTION IN WHICH SUCH OFFER OR SOLICITATION WOULD BE UNLAWFUL. THE SECURITIES ARE "RESTRICTED" AND MAY NOT BE RESOLD OR TRANSFERRED EXCEPT AS PERMITTED UNDER THE ACT PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM.


                          COMMON STOCK PURCHASE WARRANT

No. __

                  To Purchase ______ Shares of Common Stock of

                         WAVERIDER COMMUNICATIONS, INC.



         THIS CERTIFIES that, for value received, ___________________ (the "Investor"), is entitled, upon the terms and subject to the conditions hereinafter set forth, at any time on or after the date hereof and on or prior to December , 2003 (the "Termination Date") but not thereafter, to subscribe for and purchase from WAVERIDER COMMUNICATIONS, INC., a Nevada corporation (the "Company"), ( ) shares of Common Stock (the "Warrant Shares"). The purchase price of one share of Common Stock (the "Exercise Price") under this Warrant shall be ______ ($___) Dollars. This Warrant is being issued in connection with the Common Stock Purchase Agreement dated December , 1998 (the "Agreement") entered into between the Company, the Investor and other entities not a party to this Warrant. In the event of any conflict between the terms of this Warrant and the Agreement, the Agreement shall control.


                  1. Title of Warrant. Prior to the expiration hereof and subject to compliance with applicable laws, this Warrant and all rights hereunder are transferable, in whole or in part, at the office or agency of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this Warrant together with the Assignment Form annexed hereto properly endorsed.

                  2. Authorization of Shares. The Company covenants that all shares of Common Stock which may be issued upon the exercise of rights represented by this Warrant will, upon exercise of the rights represented by this Warrant, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges in respect of the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue).

                  3. Exercise of Warrant. Exercise of the purchase rights represented by this Warrant may be made at any time or times, in whole or in part, before the close of business on the Termination Date, or such earlier date on which this Warrant may terminate as provided in paragraph 11 below, by the surrender of this Warrant and the Notice of Exercise annexed hereto duly executed, at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company) and upon payment of the Exercise Price in cash or by cashless exercise as hereinafter provided; whereupon the holder of this Warrant shall be entitled to receive a certificate for the number of shares of Common Stock so purchased. Certificates for shares purchased hereunder shall be delivered to the holder hereof within five Business Days after the date on which this Warrant shall have been exercised as aforesaid.

                  The Investor may pay the Exercise Price in cash or pursuant to a cashless exercise, as follows:

                    (a) Cash Exercise. The Investor shall deliver immediately available funds in an amount equal to the exercise price multiplied by the number of shares being purchased;

                    (b) Cashless Exercise. The Investor shall surrender this Warrant to the Company together with a notice of cashless exercise, in which event the Company shall issue to the Investor the number of Warrant Shares determined as follows:

                                    X = Y (A-B)/A
         where:
                                    X =  the  number  of  Warrant  Shares  to be
                                         issued to the Investor.

Y = the number of Warrant Shares with respect to which this Warrant is being exercised.

A = the average of the closing sale prices of the Common Stock for the five (5) Trading Days immediately prior to (but not including) the date of Exercise.

                                    B = the Exercise Price.

         For purposes of Rule 144 promulgated under the Securities Act, it is intended, understood and acknowledged that the Warrant Shares issued in a cashless exercise transaction shall be deemed to have been acquired by the Investor, and the holding period for the Warrant Shares shall be deemed to have been commenced, on the issue date of this Warrant.

                  4. No Fractional Shares or Scrip. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant.

                  5. Charges, Taxes and Expenses. Issuance of certificates for shares of Common Stock upon the exercise of this Warrant shall be made without charge to the holder hereof for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Company, and such certificates shall be issued in the name of the holder of this Warrant or in such name or names as may be directed by the holder of this Warrant; provided, however, that in the event certificates for shares of Common Stock are to be issued in a name other than the name of the holder of this Warrant, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the holder hereof; and provided further, that upon any transfer involved in the issuance or delivery of any certificates for shares of Common Stock, the Company may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.


                  6. Closing of Books. The Company will at no time close its shareholder books or records in any manner which interferes with the timely exercise of this Warrant.


                  7. No Rights as Shareholder until Exercise. This Warrant does not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company prior to the exercise thereof. If, however, at the time of the surrender of this Warrant and purchase of the shares the holder hereof shall be entitled to exercise this Warrant, the shares so purchased shall be and be deemed to be issued to such holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been exercised.

                  8. Assignment and Transfer of Warrant. This Warrant may be assigned by the surrender of this Warrant and the Assignment Form annexed hereto duly executed at the office of the Company (or such other office or agency of the Company as it may designate by notice in writing to the registered holder hereof at the address of such holder appearing on the books of the Company); provided, however, that this Warrant may not be resold or otherwise transferred except (i) in a transaction registered under the Securities Act, or (ii) in a transaction pursuant to an exemption, if available, from such registration and whereby, if requested by the Company, an opinion of counsel reasonably satisfactory to the Company is obtained by the holder of this Warrant to the effect that the transaction is so exempt.


                  9. Loss, Theft, Destruction or Mutilation of Warrant. The Company represents and warrants that upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Warrant or stock certificate, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it, and upon reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Company will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of this Warrant or stock certificate.


                  10. Saturdays, Sundays, Holidays, etc. If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall be a Saturday, Sunday or a legal holiday in the state of New York, then such action may be taken or such right may be exercised on the next succeeding day not a legal holiday.


                  11. Effect of Certain Events. If at any time the Company proposes (i) to sell or otherwise convey all or substantially all of its assets or (ii) to effect a transaction (by merger or otherwise) in which more than 50% of the voting power of the Company is disposed of (collectively, a "Sale or Merger Transaction"), in which the consideration to be received by the Company or its shareholders consists solely of cash, and in case the Company shall at any time effect a Sale or Merger Transaction in which the consideration to be received by the Company or its shareholders consists in part of consideration other than cash, the holder of this Warrant shall have the right thereafter to purchase, by exercise of this Warrant and payment of the aggregate Exercise Price in effect immediately prior to such action, the kind and amount of shares and other securities and property which it would have owned or have been entitled to receive after the happening of such transaction had this Warrant been exercised immediately prior thereto.


                  12. Adjustments of Exercise Price and Number of Warrant Shares. The number and kind of securities purchasable upon the exercise of this Warrant and the Exercise Price shall be subject to adjustment from time to time upon the happening of any of the following:


                  In case the Company shall (i) declare or pay a dividend in shares of Common Stock or make a distribution in shares of Common Stock to holders of its outstanding Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (iv) issue any shares of its capital stock in a reclassification of the Common Stock, the number of Warrant Shares purchasable upon exercise of this Warrant immediately prior thereto shall be adjusted so that the holder of this Warrant shall be entitled to receive the kind and number of Warrant Shares or other securities of the Company which he would have owned or have been entitled to receive had such Warrant been exercised in advance thereof. An adjustment made pursuant to this paragraph shall become effective immediately after the effective date of such event retroactive to the record date, if any, for such event.


                  13. Voluntary Adjustment by the Company. The Company may at its option, at any time during the term of this Warrant, reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.


                  14. Notice of Adjustment. Whenever the number of Warrant Shares or number or kind of securities or other property purchasable upon the exercise of this Warrant or the Exercise Price is adjusted, as herein provided, the Company shall promptly mail by registered or certified mail, return receipt requested, to the holder of this Warrant notice of such adjustment or adjustments setting forth the number of Warrant Shares (and other securities or property) purchasable upon the exercise of this Warrant and the Exercise Price of such Warrant Shares after such adjustment, setting forth a brief statement of the facts requiring such adjustment and setting forth computation by which such adjustment was made. Such notice, in absence of manifest error, shall be conclusive evidence of the correctness of such adjustment.

                  15. Authorized Shares. The Company covenants that during the period the Warrant is outstanding, it will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the exercise of any purchase rights under this Warrant. The Company further covenants that its issuance of this Warrant shall constitute full authority to its officers who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of the Company's Common Stock upon the exercise of the purchase rights under this Warrant. The Company will take all such reasonable action as may be necessary to assure that such shares of Common Stock may be issued as provided herein without violation of any applicable law or regulation, or of any requirements of the OTC Bulletin Board or any domestic securities exchange upon which the Common Stock may be listed.


                  16.      Miscellaneous.


                    (a) Issue Date; Choice of Law; Venue; Jurisdiction. The provisions of this Warrant shall be construed and shall be giveneffect in all respects as if it had been issued and delivered by the Company on the date hereof. This Warrant shall be binding upon any successors or assigns of the Company. This Warrant will be construed and enforced in accordance with and governed by the laws of the State of New York, except for matters arising under the Securities Act, without reference to principles of conflicts of law. The parties consent to the exclusive jurisdiction of the U.S. District Court sitting in the Southern District of the State of New York in connection with any dispute arising under this Warrant and hereby waives, to the maximum extent permitted by law, any objection, including any objection based on forum non conveniens, to the bringing of any such proceeding in such jurisdictions. Each party hereby agrees that if the other party to this Warrant obtains a judgment against it in such a proceeding, the party which obtained such judgment may enforce same by summary judgment in the courts of any country having jurisdiction over the party against whom such judgment was obtained, and each party hereby waives any defenses available to it under local law and agrees to the enforcement of such a judgment. Each party to this Warrant irrevocably consents to the service of process in any such proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to such party at its address set forth herein. Nothing herein shall affect the right of any party to serve process in any other manner permitted by law. Each party waives its right to a trial by jury.


                    (b) Restrictions. The holder hereof acknowledges that the Warrant Shares acquired upon the exercise of this Warrant, if not registered (or if no exemption from registration exists), will have restrictions upon resale imposed by state and federal securities laws. Each certificate representing the Warrant Shares issued to the Holder upon exercise (if not registered or if no exemption from registration exists) will bear the following legend:

     THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.

                    (c) Modification and Waiver. This Warrant and any provisions hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of the same is sought.


                    (d) Notices. Any notice, request or other document required or permitted to be given or delivered to the holders hereof of the Company shall be delivered or shall be sent by certified or registered mail, postage prepaid, to each such holder at its address as shown on the books of the Company or to the Company at the address set forth in the Agreement.

                  IN WITNESS WHEREOF, the Company has caused this Warrant to be executed by its officers thereunto duly authorized.


Dated:


                                 WAVERIDER COMMUNICATIONS, INC.



                                 By ______________________________
                                 Name:
                                 Title:

                               NOTICE OF EXERCISE





To:      WAVERIDER COMMUNICATIONS, INC.


(1) The undersigned hereby elects to purchase ________ shares of Common Stock of WAVERIDER COMMUNICATIONS, INC. pursuant to the terms of the attached Warrant, and tenders herewith payment of the purchase price in full or pursuant to a cashless exercise, together with all applicable transfer taxes, if any.


(2)    Please  issue a  certificate  or  certificates  representing  said shares
of Common  Stock   in the name of the  undersigned  or in such  other name as is specified below:


-------------------------------
(Name)


-------------------------------
(Address)
-------------------------------



Dated:
------------------------------
Signature



                                 ASSIGNMENT FORM

                                 (To assign the
                               foregoing warrant,
                              execute this form and
                                 supply required
                                  information.
                             Do not use this form to
                             exercise the warrant.)



                    FOR VALUE RECEIVED, the foregoing Warrant and all rights evidenced thereby are hereby assigned to

_______________________________________________ whose address is

---------------------------------------------------------------.



---------------------------------------------------------------

                                            Dated:  ______________,


                           Holder's Signature:_____________________________

                           Holder's Address:_____________________________

                                            -----------------------------



Signature Guaranteed:  ___________________________________________




NOTE: The signature to this Assignment Form must correspond with the name as it appears on the face of the Warrant, without alteration or enlargement or any change whatsoever, and must be guaranteed by a bank or trust company. Officers of corporations and those acting in an fiduciary or other representative capacity should file proper evidence of authority to assign the foregoing Warrant.

Exhibit 21

SUBSIDIARIES



The company has a wholly owned subsidiary, WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.), incorporated under the laws of the Province of British Columbia, Canada the 9th day of October, 1996 under no. 0528772.


WaveRider Communications (Canada) Inc. has a wholly owned subsidiary, Jetstream Internet Services Inc., incorporated under the laws of the Province of British Columbia, Canada the 29th day of July, 1997, under no. 0547668.

s





                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 1999              WAVERIDER COMMUNICATIONS INC.


                           By      /s/  D. Bruce Sinclair
                                   D. Bruce Sinclair, President, Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                         Title                        Date

/s/ D. Bruce Sinclair         President, Chief Executive      March 29, 1999
---------------------
D. Bruce Sinclair             Officer and Director

/s/ T. Scott Worthington      Chief Financial Officer         March 29, 1999
------------------------
T. Scott Worthington

/s/ William E. Krebs          Secretary and Director          March 29, 1999
--------------------
William E. Krebs

/s/ William H. Laird          Director                        March 29, 1999
--------------------
William H. Laird