Form 10KSB/A
period 1998-12-31
WAVERIDER COMMUNICATIONS INC
filed 1999-04-01
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1

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

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X ]

ITEM 7.       FINANCIAL STATEMENTS

     The purpose of this amendment #1 to the 10-KSB for the year ended December 31, 1998, is solely to append the table "Consolidated Statements of Shareholders' Equity", which was omitted in error during the electronic filing of the report.

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
                                                                ===================================================


WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in U.S. dollars)

                                                                         Additional
                         Common Shares           Preferred Shares         Paid-In        Share
                      Number     Par Value     Number     Par Value       Capital       Capital
                     --------------------------------------------------------------------------
Issuances .........  4,000,000     4,000                                    6,000       10,000
Net income                                                                                  --
December 31, 1987 .  4,000,000     4,000          --            --          6,000       10,000
Issuances .........  2,780,000     2,780                                    4,170        6,950
Net loss ..........                                                                         --
December 31, 1988 .  6,780,000     6,780          --            --         10,170       16,950
Issuances .........  2,008,000     2,008                                   19,618       21,626
Net loss ..........                                                                         --
December 31, 1989 .  8,788,000     8,788          --            --         29,788       38,576
Adjustment to
offeringcosts .....                                                       (10,500)     (10,500)
Net loss ..........                                                                         --
December 31, 1990,
1991 & 1992 .......  8,788,000     8,788          --            --         19,288       28,076
Reverse stock split (8,700,120)   (8,700)                                   8,700           --
Issuances .........  1,200,000     1,200                                    6,300        7,500
Share subscriptions                                                                         --
Net loss ..........                                                                         --
December 31, 1993 .  1,287,880     1,288          --            --         34,288       35,576
Issuances .........  3,218,181     3,218                                1,764,424    1,767,642
Subscriptions
returned ..........                                                                         --
Net loss ..........                                                                         --
December 31, 1994 .  4,506,061     4,506          --            --      1,798,712    1,803,218
Issuances .........    100,000       100                                  199,900      200,000
Net loss ..........                                                                         --
December 31, 1995 .  4,606,061     4,606          --            --      1,998,612    2,003,218
Shares cancelled ..    (50,002)      (50)                                                  (50)
Issuances .........    628,500       629                                  497,962      498,591
Net loss ..........                                                                         --
December 31, 1996 .  5,184,559     5,185                                2,496,574    2,501,759
Issuances .........  2,693,000     2,693   4,298,125         4,298        299,249      306,240
(Note 12B(i),
(ii), (iv),
(viii))
Conversions &
exercises ......... 19,040,822     19,041   (298,125)         (298)     1,683,547    1,702,290
(Note 12B (i),
(ii), 12E)
Options to
non-employees
(note 12E) ........                                                                         --
Net loss ..........                                                                         --
Shares in
escrow
(note 12B(iv)) ....                       (4,000,000)       (4,000)                     (4,000)
December 31, 1997 . 26,918,381     26,919         --            --      4,479,370    4,506,289
Issuances .........  1,670,360      1,670    800,000           800      4,787,697    4,790,167
(Note 12B(iii),
(v), (vi), (vii),
12E)Conversions &
exercises.......... 12,912,740     12,912                               1,550,008    1,562,920
(Note 12B (ii),
(iii), (iv), 12E)
Options to
non-employees
(note 12E).........                                                                         --
Dividends on
preferred
shares ............                                                                         --
Net loss ..........                                                                         --
Shares in escrow
(note 12B(iv)) ....(10,000,000)   (10,000)                                             (10,000)
December 31, 1998 . 31,501,481     31,501    800,000           800     10,817,075   10,849,376



                             Warrants                             Other
                         Number     Amount     Other        equity      Deficit          Total
                   -----------------------------------   --------------------------------------
Issuances .........                                                          56          10,000
Net income                                                      --           56              56
December 31, 1987 .         --          --        --            --           56          10,056
Issuances .........                                             --                        6,950
Net loss ..........                                             --       (5,380)         (5,380)
December 31, 1988 .         --          --        --            --       (5,324)         11,626
Issuances .........                                             --                       21,626
Net loss ..........                                             --       (5,112)         (5,112)
December 31, 1989 .         --          --        --            --      (10,436)         28,140
Adjustment to
offeringcosts .....                                             --                      (10,500)
Net loss ..........                                             --      (17,640)        (17,640)
December 31, 1990,
1991 & 1992 .......         --          --        --            --      (28,076)             --
Reverse stock split                                                                          --
Issuances .........                                             --                        7,500
Share subscriptions                          100,000       100,000                      100,000
Net loss ..........                                             --     (177,686)       (177,686)
December 31, 1993 .         --          --   100,000       100,000     (205,762)        (70,186)
Issuances .........                                             --                    1,767,642
Subscriptions
returned ..........                         (100,000)     (100,000)                    (100,000)
Net loss ..........                                             --   (1,215,576)     (1,215,576)
December 31, 1994 .         --          --        --            --   (1,421,338)        381,880
Issuances .........                                             --                      200,000
Net loss ..........                                             --   (1,054,085)     (1,054,085)
December 31, 1995 .         --          --        --            --   (2,475,423)       (472,205)
Shares cancelled ..                                             --                          (50)
Issuances .........                                             --                      498,591
Net loss ..........                                             --     (121,776)       (121,776)
December 31, 1996 .         --          --        --            --   (2,597,199)        (95,440)
Issuances ......... 16,083,750     101,890                 101,890      (62,848)        345,282
(Note 12B(i),
(ii), (iv),
(viii))
Conversions &
exercises .........(14,592,572)    (91,411) (171,672)     (263,083)                   1,439,207
(Note 12B (i),
(ii), 12E)
Options to
non-employees
(note 12E) ........                          289,830       289,830                      289,830
Net loss ..........                               --                 (1,324,960)     (1,324,960)
Shares in
escrow
(note 12B(iv)) ....                                             --                       (4,000)
December 31, 1997 .  1,491,178      10,479   118,158       128,637   (3,985,007)        649,919
Issuances .........  2,850,000   1,387,004 1,387,004      (712,265)   5,464,906
(Note 12B(iii),
(v), (vi), (vii),
12E)Conversions &
exercises.......... (1,961,178)   (100,049) (253,619)     (353,668)                   1,209,252
(Note 12B (ii),
(iii), (iv), 12E)
Options to
non-employees
(note 12E).........                          341,809       341,809                      341,809
Dividends on
preferred
shares ............                                             --      (80,000)        (80,000)
Net loss ..........                                             --   (4,477,518)     (4,477,518)
Shares in escrow
(note 12B(iv)) ....                                             --                      (10,000)
December 31, 1998 .  2,380,000   1,297,434   206,348     1,503,782   (9,254,790)      3,098,368


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

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                      WaveRider Communications Inc.


Date: April 1, 1999                   /s/ D. Bruce Sinclair
                                      -------------------------------
                                      D. Bruce Sinclair
                                      President and Chief Executive Officer


                                      /s/ T. Scott Worthington
                                      -------------------------------
                                      T. Scott Worthington
                                      Chief Financial Officer.