Form 10-Q
period 1999-03-31
WAVERIDER COMMUNICATIONS INC
filed 1999-05-13
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    Form 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 1999 - 41,712,981 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended March 31, 1999


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

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                         ( A Development Stage Company)

          Quarter ended March 31, 1999 and year ended December 31, 1998



   The Financial statements for the three months ended March 31, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                              Quarter ended      Year ended
                                                                March 31,       December 31,
                                                                  1999               1998
                                                               (Unaudited)        (Audited)
ASSETS

Current
 Cash                                                        $    1,378,964    $  3,047,257
 Accounts receivable                                                 66,525          71,257
 Prepaid expenses                                                    93,517          26,730
 Inventory                                                          146,481         150,494
                                                             -------------------------------

                                                                  1,685,487       3,295,738

Fixed Assets                                                        940,647          808,531
Goodwill                                                             36,388           42,565
                                                             -------------------------------

                                                             $    2,662,522    $   4,146,834
                                                             ===============================

LIABILITIES

Current
 Accounts payable and accrued liabilities                    $      612,037    $    942,192
 Deferred Revenue                                                    45,629           39,558
 Current portion of obligation under capital lease                   87,325           54,161
                                                             -------------------------------

                                                                    744,991        1,035,911

Obligation under capital lease                                       33,088        12,555
                                                             -------------------------------

                                                                    778,079       1,048,466

SHAREHOLDER'S EQUITY

Share Capital                                                    11,043,356       10,849,376
Other Equity                                                      1,468,105        1,503,782
Deficit accumulated during development stage                    (10,627,018)       (9,254,790)
                                                             --------------------------------

                                                                  1,884,443        3,098,368

                                                             $    2,662,522    $  4,146,834
                                                             ===============================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF LOSS
                                (in U.S. dollars)

                                                                                                   From Inception
                                                                Quarter ended March 31            on August 6, 1987
                                                               1999              1998             to March 31, 1999
                                                          ---------------------------------------------------------

REVENUE

Product sales                                             $        4,995     $          0          $         46,128
Internet sales                                                    49,911           36,826                   292,119
Interest and other                                                19,779              733                    92,452
                                                          ---------------------------------------------------------

                                                                  74,685           37,559                   430,699

COST OF PRODUCT AND INTERNET SALES                                32,169           17,365                   129,434
                                                          ---------------------------------------------------------

GROSS MARGIN                                                      42,516           20,194                   301,265
                                                          ---------------------------------------------------------
EXPENSES

Sales, general and administration                                805,236          255,664                 7,041,975
Research and development                                         561,339          388,254                 2,867,359
Depreciation and amortization                                      8,169            4,850                   123,836
                                                          ---------------------------------------------------------

                                                               1,374,744          648,768                10,033,170
                                                          ---------------------------------------------------------

NET LOSS                                                  $   (1,332,228)    $   (628,574)          $    (9,731,905)
                                                          =========================================================

BASIC AND FULLY DILUTED LOSS PER SHARE                    $       (0.042)    $     (0.022)          $        (1.802)
                                                          =========================================================

Weighted Average Number of Common Shares                      31,594,604       28,000,877                 5,399,329
                                                          =========================================================






See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                                     From Inception
                                                                     Quarter ended March 31         on August 6, 1987
                                                                      1999            1998          to March 31, 1999
                                                                 ----------------------------------------------------

OPERATIONS

Net loss                                                        $      (1,332,228)    $ (628,574)     $  (9,731,905)
Items not involving cash
    Depreciation and amortization                                          78,946         44,965            529,114
    Loss on sale of equipment                                                   -              -             91,616
    Options issued to consultants                                          55,500        163,882            687,139
    Warrants issued on financing                                                -              -            313,325
Net changes in non-cash working capital items                            (382,126)         9,646            306,017
                                                                 --------------------------------------------------

                                                                       (1,579,908)      (410,081)        (7,804,694)
                                                                 --------------------------------------------------

INVESTING

Acquisition of fixed assets                                              (122,120)      (115,870)        (1,278,950)
Purchase of Internet service business                                           -              -            (38,851)
                                                                 --------------------------------------------------

                                                                         (122,120)      (115,870)        (1,317,801)
                                                                 --------------------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                          102,803        675,323         10,735,884
Dividends on preferred shares                                             (40,000)             -           (120,000)
Loans from affiliates                                                           -              -              2,657
Payments on capital lease obligations                                     (29,068)             -            (94,053)
                                                                 --------------------------------------------------

                                                                           33,735        675,323         10,524,488
                                                                 --------------------------------------------------

Effect of exchange rate changes on cash                                         -              -            (23,029)
                                                                 --------------------------------------------------

Increase (decrease) in cash                                            (1,668,293)       149,372          1,378,964

Cash, beginning of period                                               3,047,257        437,746                  -
                                                                 --------------------------------------------------

Cash, end of period                                              $      1,378,964    $   587,118      $   1,378,964
                                                                 ==================================================





See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                      March 31, 1999 and December 31, 1998


1.       GOING CONCERN

The Company incurred an operating loss of $1,332,228 (1998 - $628,574) for the three months ended March 31, 1999. These financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going-concern is dependent upon its ability to obtain adequate sources of financing as required and its ability to develop and maintain profitable operations. If the Company is unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

On December 29, 1998, the Company entered into private placement financing which the Company projects is sufficient to fund the continued development of its products and the development of its sales and marketing activities. Management believes that the proceeds from that financing, together with the anticipated cash flow from the operations of the Company, will be sufficient to support currently anticipated working capital requirements.


2.       NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on the OTC Bulletin Board, trading symbol WAVC.

The Company develops and markets wireless data communications products with a focus on Internet connectivity. Its first product, the "NCL 135" received Industry Canada approval for sale in Canada during the fourth quarter of 1998 and received FCC approval for sale in the United States during the first quarter of 1999.


3.       PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 1998, it was determined that the Company had not accounted for stock options issued for services rendered by non-employees and the purchase of Major Wireless, as required by GAAP. As a result, the March 31, 1998 consolidated financial statements have been restated to include the fair value of the non-employee options. These changes, which had no impact on the Company's cash flow results, have affected the prior reported financial results as follows:



                                           Quarter Ended March 31, 1998            Inception to March 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                             Restated       Originally               Restated       Originally
                                         Information           Reported          Information          Reported

    Sales, general and administration         233,229           193,337             3,662,787        3,363,041
    Research and development                  383,271           286,699               874,674          752,126
    Depreciation and amortization               4,850             4,850                85,277           85,277
                                           -------------------------------------------------------------------

Total expenses                                621,350           484,886             4,622,738        4,200,444
                                           -------------------------------------------------------------------

NET LOSS                                     (601,156)         (464,692)           (4,523,315)      (4,101,021)
                                             ==================================================================

LOSS PER COMMON SHARE                           (0.02)            (0.02)                (1.34)           (1.48)
                                           ====================================================================

STOCKHOLDER'S EQUITY
    Common stock                            4,957,572         4,957,572
    Preferred stock                             4,000             4,000
    Other Equity                              136,464                 -
    Deficit accumulated during
       the development stage               (4,237,485)       (4,101,021)
                                           -----------------------------

                                              860,551           860,551
                                           ============================

In addition, note disclosure for the 1998 comparative figures has been modified to conform with GAAP.

4.       STOCKHOLDER'S EQUITY

     Common Stock

     In the first quarter of 1999, the remainder of the Series E warrants, amounting to 30,000 common shares, were exercised for $37,500. In addition, 131,700 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $65,303.


5.       COMMITMENTS

      Agreements

      On June 10, 1997 the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares and an Employee Compensation (1997) Plan for 2,500,000 common shares. On February 16, 1998, the Company authorized an increase to the Employee Stock Option (1997) Plan to 6,250,000.

         As of March 31, 1999, the Directors had awarded 6,122,217 options under the Employee Stock Option (1997) Plan and 2,500 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan are made at the average price of the stock on the date of the date of the award.


6.       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation.

                                     ITEM 2.


     Management's Discussion and Analysis or Plan of Operation.

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 1999.


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

     During the first three months of 1999, the Company has raised $102,803 through the exercise of warrants and Employee Stock options.

     The Company, also, filed a registration statement, on form S-3, with the Security and Exchange Commission which became effective on April 29, 1999. This provides the Company with the opportunity to draw the second tranche of funds available under the share purchase agreement completed on December 29, 1999. Under this agreement the Company may sell up to $3,000,000 of the common stock of the Company to the investors.

      Current Activities.

      The Company currently has 46 employees working in its two subsidiaries, WaveRider Communications (Canada) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

      Results of Operations - First Quarter 1999

      During the first quarter of the year, the Company incurred a net loss of $1,332,228. Cash amounted to $1,378,964 and current liabilities were $744,991 including accruals for expenses. Expenses during the first quarter related primarily to R&D costs and the establishment of sales and marketing programs for the introduction of the NCL 135 wireless data communications product.

      Results of Operations - First Quarter 1998

      During the quarter ended March 31, 1998 the Company incurred a net loss of $628,574. Cash amounted to $587,118 and current liabilities were $279,633 including accruals for expenses. Expenses during the quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Activities during the quarter centered around developing production and marketing plans for WaveRider products.

     Year 2000 Readiness Disclosure

     As a development stage Company, WaveRider has specifically designed and developed its products not to utilize the two digit format in the "year" data code field and has considered this issue in procuring outside software and hardware.

     The Company established a Year 2000 Committee in the last quarter of 1998 to evaluate mission critical software and hardware. Data was gathered and reviewed from software and hardware vendors and testing performed in an effort to confirm Year 2000 compliance. To date the Company has not spent any monies specifically to make our application software, operating systems and computer hardware Year 2000 compliant and does not believe that any future costs to achieve compliance will have a material impact on the Company's results of operations. To extent that the Company is unable to assess and correct Year 2000 problems arising from its software and hardware vendors, problems embedded in their products could have a material adverse effect on the Company.



                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

NONE






Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                          WaveRider Communications Inc.



Date: May 11, 1999                       /s/ D. Bruce Sinclair
                                         -------------------------------
                                         D. Bruce Sinclair
                                         President and Chief Executive Officer


                                         /s/ T. Scott Worthington
                                         -------------------------------
                                         T. Scott Worthington
                                         Chief Financial Officer.