Form 10-Q
period 1999-06-30
WAVERIDER COMMUNICATIONS INC
filed 1999-08-13
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    Form 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999



                         Commission file number 0-25680


                          WAVERIDER COMMUNICATIONS INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                      33-0264030
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)



         255 Consumers Road, Suite 500, Toronto, Ontario Canada M2J 1R4
         --------------------------------------------------------------
         (Address of principal executive offices and Zip (Postal) Code)



                                 (416) 502-3200
                           ---------------------------
                           (Issuer's telephone number)


            235 Yorkland Blvd., Suite 1101, Toronto, Ontario M2J 4Y8
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 12, 1999 - 44,931,169 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended June 30, 1999


                                      INDEX

                                                                          Page
                                                                         ------

PART I.     FINANCIAL INFORMATION                                           3


Item 1.     Financial Statements                                          4-9

            Balance Sheets                                                  4

            Statements of Operations                                        5

            Statements of Cash Flows                                        6

            Notes to Financial Statements                                 7-9


Item 2.     Management's Discussion and Analysis or
            Plan of Operation                                           10-11



PART II     OTHER INFORMATION                                              11


Item 6.     Reports on Form 8-K                                            11


            Signatures                                                     11

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                          (A Development Stage Company)

          Quarter ended June 30, 1999 and year ended December 31, 1998



   The Financial statements for the three and six months ended June 30, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                               Quarter ended      Year ended
                                                 June 30,        December 31,
                                                   1999               1998
                                                (Unaudited)        (Audited)
ASSETS

Current
 Cash                                         $    2,626,841    $   3,047,257
 Accounts receivable                                 234,536           71,257
 Prepaid expenses                                    112,459           26,730
 Inventory                                           330,058          150,494
                                              -------------------------------

                                                   3,303,894        3,295,738

Fixed Assets                                         972,641          808,531
Acquired research and development                  1,304,385                -
Goodwill                                              30,004           42,565
                                              -------------------------------

                                              $    5,610,924    $   4,146,834
                                              ===============================

LIABILITIES

Current
 Bank indebtedness                            $      400,000    $           -
 Accounts payable and accrued liabilities          1,352,238          942,192
 Note Payable                                         99,000                -
 Deferred Revenue                                     41,936           39,558
 Current portion of obligation under
  capital lease                                       74,725           54,161
                                              -------------------------------

                                                   1,967,899        1,035,911

Obligation under capital lease                        24,833           12,555
                                              -------------------------------

                                                   1,992,732        1,048,466

SHAREHOLDER'S EQUITY

Share Capital                                     14,277,558       10,849,376
Other Equity                                       1,468,105        1,503,782
Deficit accumulated during development stage     (12,127,471)      (9,254,790)
                                              --------------------------------

                                                   3,618,192        3,098,368

                                              $    5,610,924     $  4,146,834
                                              ===============================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF LOSS
                                (in U.S. dollars)

                                                           Three Months ended           Six Months ended       From Inception
                                                                 June 30                     June 30           on Aug 6, 1987
                                                          1999            1998         1999          1998     to June 30, 1999
                                                  ----------------------------------------------------------------------------

REVENUE

Product sales                                   $     140,680  $          0  $       145,675   $           -  $       186,808
Internet sales                                         49,494        36,826           99,405          76,695          341,613
Interest and other                                      9,744           733           29,523             779          102,196
                                                -----------------------------------------------------------------------------

                                                      199,918        37,559          274,603          77,474          630,617

COST OF PRODUCT AND INTERNET SALES                    100,018        17,365          132,187          47,069          229,452
                                                -----------------------------------------------------------------------------

GROSS MARGIN                                           99,900        20,194          142,416          30,405          401,165
                                                -----------------------------------------------------------------------------
EXPENSES

Sales, general and administration                     975,654       255,664        1,780,890         699,392        8,017,629
Research and development                              576,335       388,254        1,137,674       1,043,579        3,443,694
Depreciation and amortization                           8,437         4,850           16,606          17,138          132,273
                                                -----------------------------------------------------------------------------

                                                    1,560,426       648,768        2,935,170       1,760,109       11,593,596
                                                -----------------------------------------------------------------------------

NET LOSS                                        $  (1,460,527) $   (628,574) $    (2,792,755)  $  (1,729,704) $   (11,192,432)
                                                =============================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE          $      (0.045) $     (0.021) $         (.087)  $       (.060) $        (1.879)
                                                =============================================================================

Weighted Average Number of Common Shares           32,341,069    29,716,106       31,967,878      28,835,804        5,957,733
                                                =============================================================================






See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                                         From Inception
                                                                        Six Months ended June 30       on August 6, 1987
                                                                          1999            1998          to June 30, 1999
                                                                --------------------------------------------------------

OPERATIONS

Net loss                                                        $      (2,792,755)  $   (1,729,704)   $     (11,192,432)
Items not involving cash
    Depreciation and amortization                                         171,086           99,448              621,254
    Loss on sale of equipment                                                   -                -               91,616
    Options issued to consultants                                          55,500          246,062              687,139
    Warrants issued on financing                                                -                -              313,325
Net changes in non-cash working capital items                            (186,292)         103,311              501,851
                                                                -------------------------------------------------------

                                                                       (2,752,461)      (1,280,883)          (8,977,247)
                                                                -------------------------------------------------------

INVESTING

Acquisition of fixed assets                                              (152,536)        (528,703)          (1,309,366)
Purchase of Transformation Techniques                                    (253,985)                             (253,985)
Purchase of Internet service business                                           -                -              (38,851)
                                                                -------------------------------------------------------

                                                                         (406,521)        (528,703)          (1,602,202)
                                                                -------------------------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                        2,895,005        3,495,262           13,528,086
Dividends on preferred shares                                             (79,927)               -             (159,927)
Loans from affiliates                                                           -                -                2,657
Payments on capital lease obligations                                     (76,512)               -             (141,497)
                                                                -------------------------------------------------------

                                                                        2,738,566        3,495,262           13,229,319
                                                                -------------------------------------------------------

Effect of exchange rate changes on cash                                         -           22,870              (23,029)
                                                                -------------------------------------------------------

Increase (decrease) in cash                                              (420,416)       1,708,546            2,626,841

Cash, beginning of period                                               3,047,257          437,746                    -
                                                                -------------------------------------------------------

Cash, end of period                                             $       2,626,841   $    2,146,292   $        2,626,841
                                                                =======================================================





See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1999 and December 31, 1998

1.       GOING CONCERN

The Company incurred an operating loss of $2,792,755 (1998 - $1,729,704) for the six months ended June 30, 1999. These financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going-concern is dependent upon its ability to obtain adequate sources of financing as required and its ability to develop and maintain profitable operations. If the Company is unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

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

The Company develops and markets wireless data communications products with a focus on Internet connectivity. Its first product, the "NCL 135" received Industry Canada approval for sale in Canada during the fourth quarter of 1998 and received FCC approval for sale in the United States during the first quarter of 1999. On June 15, 1999, the Company acquired Transformation Techniques, Inc.(see Note 4 - Acquisition), a competitive supplier of high speed wireless data communications products.


3.       PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 1998, it was determined that the Company had not accounted for stock options issued for services rendered by non-employees and the purchase of Major Wireless, as required by GAAP. As a result, the June 30, 1998 consolidated financial statements have been restated to include the fair value of the non-employee options. These changes, which had no impact on the Company's cash flow results, have affected the prior reported financial results as follows:

                                            Six Months Ended June 30, 1998          Inception to June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                Restated         Originally          Restated       Originally
                                              Information         Reported         Information        Reported

   Sales, general and administration              699,392          567,463          4,128,950        3,737,167
   Research and development                     1,043,579          929,446          1,534,982        1,394,873
   Depreciation and amortization                   17,138           17,138             97,565           97,565
                                          --------------------------------------------------------------------

Total expenses                                  1,760,109        1,483,642          5,761,497        5,229,605
                                          --------------------------------------------------------------------

NET LOSS                                       (1,483,642)      (1,729,704)        (5,119,971)      (5,651,863)
                                          ====================================================================

LOSS PER COMMON SHARE                               (0.05)           (0.05)             (1.74)           (1.58)
                                          ====================================================================
STOCKHOLDER'S EQUITY
    Share Capital                               7,781,510        7,781,510
    Other Equity                                  246,062                -
    Deficit accumulated during
       the development stage                   (5,366,033)      (5,119,971)
                                          --------------------------------

                                                  860,551          860,551
                                          ================================

In addition, note disclosure for the 1998 comparative figures has been modified to conform with GAAP.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1999 and December 31, 1998


4.       ACQUISITION

On June 15, 1999, the Company finalized a merger agreement between Transformation Techniques, Inc. ("TTI") and a newly incorporated subsidiary, TTI Merger Inc. The new subsidiary subsequently changed its name to WaveRider Communications (USA) Inc.

Under the terms of the merger agreement, WaveRider issued 256,232 shares of common stock, having a market value of $442,000 and paid $253,985 in cash on closing and will pay an additional $99,000, in monthly installments over the subsequent 11 months to Mr. Peter Bonk, the sole shareholder of TTI, and TTI was merged into TTI Merger Inc. Prior to the merger agreement Mr. Bonk had no shareholding in or affiliation with WaveRider. The cash portion of the purchase has been and will be paid from working capital. Of the cash proceeds, $94,985 was immediately paid by the former shareholder to the new subsidiary to retire an existing shareholder loan.

The acquisition of TTI has been accounted for using the purchase method of accounting with the purchase price assigned to the net assets acquired based on their fair values at the time of acquisition. The carrying value of the deficit of TTI and the excess purchase price, at the date of acquisition, have been assigned to acquired research and development and will be deferred and expensed for accounting purposes over the estimated 3 year useful life of the technology.

TTI is a leader in the design and manufacture of wireless radio frequency communications systems, offering wireless data, bridging and LAN connectivity systems in both licensed and unlicensed frequencies. TTI has product design, manufacturing and head office facilities in Cleveland, Ohio as well as sales and support operations in San Diego, California and Baton Rouge, Louisiana.
WaveRider intends to further develop TTI's existing sales and support infrastructure to increase its expansion into the US, in a new subsidiary, WaveRider Communications (USA) Inc.


5.       STOCKHOLDER'S EQUITY

Common Stock

In the first quarter of 1999, the remainder of the Series E warrants, amounting to 30,000 common shares, were exercised for $37,500. In addition, 131,700 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $65,303.

In the second quarter of 1999, the Company sold 1,660,945 common shares for $3,000,000 under the second tranche of the December 1998 financing. In addition, 74,500 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $31,464.

During the quarter, the Company issued: 1) 220,178 common shares in connection with the Reset provisions of the December 1998 financing plan; 2) 256,232 common shares in connection with the acquisition of Transformation Techniques, Inc.; 3) 267,870 common shares to certain new employees from the Employee Stock Compensation (1997) Plan; and, 4) 12,000 common shares in connection with the conversion of Series "C" convertible preferred shares.

6.       COMMITMENTS

a) Employee Stock Option and Compensation Agreements

On June 10, 1997, the Company authorized an Employee Stock Option (1997) Plan for 5,000,000 common shares and an Employee Compensation (1997) Plan for 2,500,000 common shares. On February 16, 1998, the Company authorized an increase to the Employee Stock Option (1997) Plan to 6,250,000. Both of these plans expired on June 10, 1999, though options granted continue until they are exercised or they expire upon three years of the date of their award.

On May 28, 1999, the shareholders approved the adoption of the Company's 1999 Incentive and Nonqualified Stock Option Plan for 3,000,000 common shares.

As of June 30, 1999, the Directors had awarded 6,246,777 options under the Employee Stock Option (1997) Plan, 1,831,500 options under the 1999 Incentive and Nonqualified Stock Option Plan and 270,370 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan and the 1999 Incentive and Nonqualified Stock Option Plan are made at the average price of the stock on the date of the award.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1999 and December 31, 1998



b) Common Share Purchase Agreement

Under a Common Share Purchase Agreement dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants. On December 29th, 1998 the Company issued 1,167,860 common shares in the First Tranche at $2.57 per share for cash proceeds of $3,000,000. On June 4th, 1999 the Company issued 1,660,945 common shares at 1.81 per share for cash proceeds of $3,000,000.

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

Shares issued under each Tranche are subject to price reset provisions similar to those provided under the First Tranche for a period of 90 days from the respective closing date of each Tranche.

On June 8, 1999, the Company issued 220,178 common shares under the first reset provision of the First Tranche. Subsequent to quarter end, the Company issued 368,493 common shares on July 20, 1999 and 413,770 common shares on August 10, 1999 under the second and third reset provisions respectively of the First Tranche. To date, no reset shares have been issued in relation to the sale of common shares under the Second Tranche.

Under the agreement, the Company has the right, but not the obligation to issue additional shares in a Third Tranche for up to $4,000,000. The number of shares to be issued will be based on the average bid price for the company's common stock for five trading days before the closing date. The Third Tranche option is exercisable after the earlier of September 10, 1999 or two days after the final reset period for the shares issued in the Second Tranche. The company's rights to exercise the option are subject to a number of conditions including that the average bid price for 20 trading days prior to each closing cannot be below $1.25, certain trading volumes and no change in control.


7.       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation

                                     ITEM 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30, 1999.

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

     On June 4, 1999, the Company exercised its option to sell $3,000,000 in common shares under the second tranche of the financing arrangement entered into on December 29, 1998. In addition, during the first six months of 1999, the Company has raised $134,267 through the exercise of warrants and Employee Stock options.

      Current Activities.

      The Company currently has 62 employees working in its subsidiaries, WaveRider Communications (Canada) Inc. WaveRider Communications (USA) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

      Results of Operations - Second Quarter 1999

      During the first quarter of the year, the Company incurred a net loss of $1,460,527. Cash amounted to $2,626,841 and current liabilities were $1,967,899 including accruals for expenses. Activities during the second quarter related primarily to ongoing R&D, the acquisition of Transformation Techniques and the establishment of sales and marketing programs for the NCL family of wireless data communications product.

 Results of Operations - Second Quarter 1998

      During the second quarter of 1998, the Company incurred a net loss of $1,101,130. Cash and equivalents amounted to $2,146,293 and current liabilities were $440,854 including accruals for expenses. Expenses during the second quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. Non-recurring costs of $60,000 related to the Company's annual general meeting and $50,000 in fees related to the Company's 4th private placement were also included in the expenses of the quarter.

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

     In completing its acquisition of Transformation Techniques, Inc. the Company obtained certification that Transformation Technique's products sold since 1997 comply with Year 2000 requirements.

     To extent that the Company is unable to assess and correct Year 2000 problems arising from its software and hardware vendors, problems embedded in their products could have a material adverse effect on the Company.



                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held it annual general meeting on May 28, 1999 in Toronto, Canada. Notice of Meeting, dated April 26, 1999, was distributed to all shareholders of record, effective April 22, 1999, and filed with the Security and Exchange Commission on form 14A on April 29, 1999.

c)   Three matters were voted upon at the annual general meeting.

     1) Mr. Gerry Chastelet, Mr. William Krebs, Mr. William Laird, Mr. Cameron Mingay and Mr. Bruce Sinclair were elected as directors of the Company. Votes for the directors were 25,581,191 For, and 89,136 Withheld.

     2)   The appointment of Price Waterhouse as independent  public accountants
          was  ratified  by  the  shareholders.   Votes  for  ratification  were
          25,606,102 For, 35,255 Against and 28,970 Abstaining.

     3) The Company's 1999 Incentive and Nonqualified Stock Option Plan was approved by the shareholders. Votes were 25,046,756 For, 452,600 Against and 170,971 Abstaining.

Item 6. Exhibits and Reports on Form 8-K


         (b)      Reports on Form 8-K

June 30, 1999               Acquisition of Transformation Techniques, Inc.


Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                          WaveRider Communications Inc.


Date: August 12, 1999                     /s/ D. Bruce Sinclair
                                          -------------------------------
                                          D. Bruce Sinclair
                                          President and Chief Executive Officer


                                          /s/ T. Scott Worthington
                                          -------------------------------
                                          T. Scott Worthington
                                          Chief Financial Officer.