Form 10-Q/A
period 1999-06-30
WAVERIDER COMMUNICATIONS INC
filed 1999-08-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549



                                    Form 10-Q/A



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


                                      INDEX

                                                                          Page
                                                                         ------


PART I.     CONSOLIDATED FINANCIAL INFORMATION                              3


Item 1.     Consolidated Financial Statements                             4-9

            Consolidated Balance Sheets                                     4

            Consolidated Statements of Loss                                 5

            Consolidated Statements of Cash Flows                           6


            Notes to Financial Statements                                 7-9


Item 2.     Management's Discussion and Analysis or
            Plan of Operation                                           10-11



PART II     OTHER INFORMATION                                              11


Item 6.     Reports on Form 8-K                                            11


            Signatures                                                     11

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                          (A Development Stage Company)

          Quarter ended June 30, 1999 and year ended December 31, 1998




      The consolidated Financial statements for the three and six months ended June 30, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)


                                               Quarter ended      Year ended
                                                 June 30,        December 31,
                                                   1999               1998
                                                (Unaudited)        (Audited)
ASSETS

Current
 Cash                                         $    2,626,841    $   3,047,257
 Accounts receivable                                 234,536           71,257
 Prepaid expenses                                    112,459           26,730
 Inventory                                           330,058          150,494
                                              -------------------------------

                                                   3,303,894        3,295,738

Fixed Assets                                         972,641          808,531
Acquired core technology                           1,304,385                -
Goodwill                                              30,004           42,565
                                              -------------------------------

                                              $    5,610,924    $   4,146,834
                                              ===============================

LIABILITIES

Current
 Bank indebtedness                            $      400,000    $           -
 Accounts payable and accrued liabilities          1,352,238          942,192
 Note Payable                                         99,000                -
 Deferred Revenue                                     41,936           39,558
 Current portion of obligations under
  capital leases                                      74,725           54,161
                                              -------------------------------

                                                   1,967,899        1,035,911

Obligations under capital leases                      24,833           12,555
                                              -------------------------------

                                                   1,992,732        1,048,466

SHAREHOLDERS' EQUITY

Share Capital                                     14,727,558       10,849,376
Other Equity                                       1,893,105        1,503,782
Deficit accumulated during development stage     (13,002,471)      (9,254,790)
                                              --------------------------------

                                                   3,618,192        3,098,368

                                              $    5,610,924     $  4,146,834
                                              ===============================



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF LOSS
                                (in U.S. dollars)


                                                           Three Months ended           Six Months ended       From Inception
                                                                 June 30                     June 30           on Aug 6, 1987
                                                          1999            1998         1999          1998     to June 30, 1999
                                                  ----------------------------------------------------------------------------

REVENUE

Product sales                                   $     140,680  $          0  $       145,675   $           -  $       186,808
Internet sales                                         49,494        36,826           99,405          76,695          341,613
Interest and other                                      9,744           733           29,523             779          102,196
                                                -----------------------------------------------------------------------------

                                                      199,918        37,559          274,603          77,474          630,617

COST OF PRODUCT AND INTERNET SALES                    100,018        17,365          132,187          47,069          229,452
                                                -----------------------------------------------------------------------------

GROSS MARGIN                                           99,900        20,194          142,416          30,405          401,165
                                                -----------------------------------------------------------------------------
EXPENSES

Sales, general and administration                   1,850,654       255,664        2,655,890         699,392        8,892,629
Research and development                              576,335       388,254        1,137,674       1,043,579        3,443,694
Depreciation and amortization                           8,437         4,850           16,606          17,138          132,273
                                                -----------------------------------------------------------------------------

                                                    2,435,426       648,768        3,810,170       1,760,109       12,468,596
                                                -----------------------------------------------------------------------------

NET LOSS                                        $  (2,335,526) $   (628,574) $    (3,667,754)  $  (1,729,704) $   (12,067,431)
                                                =============================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE          $      (0.058) $     (0.022) $         (.101)  $       (.060) $        (1.950)
                                                =============================================================================

Weighted Average Number of Common Shares           32,341,069    28,000,877       31,967,878      28,835,804        5,957,733
                                                =============================================================================







See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                                         From Inception
                                                                        Six Months ended June 30       on August 6, 1987
                                                                          1999            1998          to June 30, 1999
                                                                --------------------------------------------------------

OPERATIONS


Net loss                                                        $      (3,667,754)  $   (1,729,704)   $     (12,067,431)
Items not involving cash
    Depreciation and amortization                                         171,086           99,448              621,254
    Loss on sale of equipment                                                   -                -               91,616
    Compensation shares issued to employees                               458,246                -              458,246
    Options issued to consultants                                          55,500          246,062              687,139
    Warrants issued on financing                                          425,000                -              738,325
Net changes in non-cash working capital items                            (186,200)         103,311              501,943
                                                                -------------------------------------------------------

                                                                       (2,744,122)      (1,280,883)          (8,968,908)
                                                                -------------------------------------------------------

INVESTING

Acquisition of fixed assets                                              (152,537)        (528,703)          (1,309,367)
Purchase of Transformation Techniques                                    (655,288)                             (655,288)
Purchase of Internet service business                                           -                -              (38,851)
                                                                -------------------------------------------------------

                                                                         (807,825)        (528,703)          (2,003,506)
                                                                -------------------------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                        2,886,760        3,495,262           13,519,841
Dividends on preferred shares                                             (79,927)               -             (159,927)
Loans from affiliates                                                           -                -                2,657
Payments on capital lease obligations                                     (76,512)               -             (141,497)
                                                                -------------------------------------------------------

                                                                        2,730,321        3,495,262           13,221,074
                                                                -------------------------------------------------------

Effect of exchange rate changes on cash                                     1,210           22,870              (21,819)
                                                                -------------------------------------------------------

Increase (decrease) in cash                                              (820,416)       1,708,546            2,226,841

Cash, beginning of period                                               3,047,257          437,746                    -
                                                                -------------------------------------------------------

Cash, end of period                                             $       2,226,841   $    2,146,292   $        2,226,841
                                                                =======================================================


Cash consists of:
     Cash                                                       $       2,626,841   $    2,146,292   $        2,626,841
     Bank Indebtedness                                                   (400,000)               -             (400,000)
                                                                -----------------   --------------   ------------------
                                                                $       2,226,841   $    2,146,292   $        2,226,841
                                                                =================   ==============   ==================






See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1999 and December 31, 1998

1.       GOING CONCERN


The Company incurred an operating loss of $3,667,754 (1998 - $1,729,704) for the six months ended June 30, 1999. These financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going-concern is dependent upon its ability to obtain adequate sources of financing as required and its ability to develop and maintain profitable operations. If the Company is unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

On December 29, 1998, the Company entered into private placement financing which the Company projects is sufficient to fund the continued development of its products and the development of its sales and marketing activities. Management believes that the proceeds from that financing, together with the anticipated cash flow from the operations of the Company, will be sufficient to support currently anticipated working capital requirements. Nevertheless, there are no assurances that these funding arrangements will be successful or that, together with the projected cash flow from the operations of the Company, they will be sufficient to sustain operations.



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

                                            Six Months Ended June 30, 1998          Inception to June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                                                Restated         Originally          Restated       Originally
                                              Information         Reported         Information        Reported


   Sales, general and administration              699,392          567,463          4,128,950        3,737,167
   Research and development                     1,043,579          929,446          1,534,982        1,394,873
   Depreciation and amortization                   17,138           17,138             97,565           97,565
                                          --------------------------------------------------------------------

Total expenses                                  1,760,109        1,514,047          5,761,497        5,229,605
                                          --------------------------------------------------------------------

NET LOSS                                       (1,729,704)      (1,483,642)        (5,651,863)      (5,119,971)
                                          ====================================================================

LOSS PER COMMON SHARE                               (0.06)           (0.05)             (1.74)           (1.58)
                                          ====================================================================
STOCKHOLDER'S EQUITY
    Share Capital                               7,781,510        7,781,510
    Other Equity                                  246,062                -
    Deficit accumulated during
       the development stage                   (5,366,033)      (5,119,971)
                                          --------------------------------

                                                2,661,539        2,661,539
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


The acquisition of TTI has been accounted for using the purchase method of accounting with the purchase price assigned to the net assets acquired based on their fair values at the time of acquisition. The excess purchase price over the net liabilities, at the date of acquisition, have been assigned to acquired core technology and will be deferred and expensed for accounting purposes over the estimated 3 year useful life of the technology.


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


5.       SHAREHOLDERS' EQUITY

Common Stock

In the first quarter of 1999, the remainder of the Series E warrants, amounting to 30,000 common shares, were exercised for $37,500. In addition, 131,700 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $65,303.

In the second quarter of 1999, the Company sold 1,660,945 common shares for $3,000,000 under the second tranche of the December 1998 financing, before share issue costs of $247,507. In addition, 74,500 common share options, pursuant to the Employee Stock Option (1997) Plan, were exercised for $31,464.

During the quarter, the Company issued: 1) 220,178 common shares in connection with the Reset provisions of the December 1998 financing plan, which is recorded as a $220 transfer from paid in capital to common stock in shareholders' equity;
2) 256,232 common shares in connection with the acquisition of Transformation Techniques, Inc., the $442,000 value charged to acquired core technology; 3) 267,870 common shares to certain new employees from the Employee Stock
Compensation (1997) Plan, the $458,246 value charged to the consolidated statements of loss for the quarter; and, 4) 12,000 common shares in connection with the conversion of Series "C" convertible shares, which is recorded as a $12 transfer from preferred stock to common stock in shareholders' equity.


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

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 1999 and December 31, 1998


b) Common Share Purchase Agreement


Under a Common Share Purchase Agreement (the "agreement") dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants. On December 29th, 1998 the Company issued 1,167,860 common shares in the First Tranche at $2.57 per share for cash proceeds of $3,000,000. On June 4th, 1999 the Company issued 1,660,945 common shares at $1.81 per share for cash proceeds of $3,000,000.


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


On June 14, 1999, the Company entered into an Amendment and Agreement with the Investors deferring the resale of the second tranche shares and the second tranche resets in exchange for a fee equal to 2% of the Second Tranche Purchase Price per month. The Company expects this fee to be approximately $90,000 and intends to pay this fee by delivery of common stock. To date, no reset or fee shares have been issued in relation to the sale of common shares under the Second Tranche.


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


c)       Series H Warrants

On June 29, 1999, the Company issued to International Advisory Services Limited warrants to purchase 500,000 common shares at an exercise price of $2.00 per share. The warrants expire on June 29, 2004. The warrants have been recorded at their estimated fair market value, using the Black-Scholes option pricing model, of $425,000 with the expense charged to the consolidated statements of loss in the three months ended June 30, 1999.

7.       SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the first milestone related to the release of the common shares held in escrow had been met with the delivery of prototype product on August 18, 1999. As a result, the Company has requested that the Escrow Agent release the first 5% of the shares currently held under the Escrow Agreement, valued at $562,500.

At this time, there is no reasonable assurance of future revenue to allocate a portion of the value of this share release to acquired in process research and development or to acquired core technology. Accordingly, the Company will be recording the cost of $562,500 to goodwill in the third quarter of 1999.

8.       COMPARATIVE FIGURES

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

      Results of Operations - Second Quarter 1999


      During the second quarter of the year, the Company incurred a net loss of $2,335,526. Cash amounted to $2,626,841 and current liabilities were $1,967,899 including accruals for expenses. Activities during the second quarter related primarily to ongoing R&D, the acquisition of Transformation Techniques and the establishment of sales and marketing programs for the NCL family of wireless data communications product. Included in the loss for the quarter was a $425,000 non-cash expense for the estimated fair value of warrants issued for services rendered and a $458,246 non-cash expense for shares issued to employees from the Employee Stock Compensation (1997) Plan.


 Results of Operations - Second Quarter 1998


      During the second quarter of 1998, the Company incurred a net loss of $628,574. Cash and equivalents amounted to $2,146,293 and current liabilities were $440,854 including accruals for expenses. Expenses during the second quarter related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project.


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


     2) The appointmen t of PricewaterhouseCoopers LLP as independent public accountants was ratified by the shareholders. Votes for ratification were 25,606,102 For, 35,255 Against and 28,970 Abstaining.


     3) The Company's 1999 Incentive and Nonqualified Stock Option Plan was approved by the shareholders. Votes were 25,046,756 For, 452,600 Against and 170,971 Abstaining.

Item 6. Exhibits and Reports on Form 8-K


         (b)      Reports on Form 8-K

June 30, 1999               Acquisition of Transformation Techniques, Inc.


Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                          WaveRider Communications Inc.



Date: August 31, 1999                     /s/ D. Bruce Sinclair
                                          -------------------------------
                                          D. Bruce Sinclair
                                          President and Chief Executive Officer



                                          /s/ T. Scott Worthington
                                          -------------------------------
                                          T. Scott Worthington
                                          Chief Financial Officer.