Form 10-Q
period 1999-09-30
WAVERIDER COMMUNICATIONS INC
filed 1999-10-28
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                    Form 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.



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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 26, 1999 - 50,914,310 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                     For the Period Ended September 30, 1999


                                      INDEX

                                                                           Page


PART I.     FINANCIAL INFORMATION                                            3


Item 1.     Financial Statements                                           4-9

            Balance Sheets                                                   4

            Statements of Operations                                         5

            Statements of Cash Flows                                         6

            Notes to Financial Statements                                  7-10


Item 2.     Management's Discussion and Analysis or Plan of Operation      11-12



PART II     OTHER INFORMATION                                               12


Item 6.     Exhibits and Reports on Form 8-K                                12


            Signatures                                                      12

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

                         ( A Development Stage Company)

        Quarter ended September 30, 1999 and year ended December 31, 1998



   The Financial statements for the three and nine months ended September 30, 1999 and 1998 include, in the opinion of the Company, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 1999. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 1998.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)


                                                             Quarter ended      Year ended
                                                             September 30,     December 31,
                                                                 1999               1998
                                                            ---------------   -------------
                                                              (Unaudited)        (Audited)
ASSETS

Current
 Cash                                                       $      401,282    $  3,047,257
 Accounts receivable                                               444,645          71,257
 Inventory                                                         627,640         150,494
 Prepaid expenses                                                  113,829          26,730
                                                            -------------------------------

                                                                 1,587,396       3,295,738

Fixed Assets                                                       978,289          808,531
Acquired research and development                                1,195,686                -
Goodwill                                                           560,789           42,565
                                                            -------------------------------

                                                            $    4,322,160    $   4,146,834
                                                            ===============================

LIABILITIES

Current
 Bank indebtedness                                          $      400,000    $           -
 Accounts payable and accrued liabilities                        1,151,877         942,192
 Note Payable                                                       72,000                -
 Deferred Revenue                                                   41,314           39,558
 Current portion of obligation under capital lease                  78,526           54,161
                                                            -------------------------------

                                                                 1,743,718        1,035,911

Obligation under capital lease                                      28,669           12,555
                                                            -------------------------------

                                                                 1,772,387        1,048,466

SHAREHOLDER'S EQUITY

Share Capital                                                   15,371,833       10,849,376
Other Equity                                                     1,893,105        1,503,782
Deficit accumulated during development stage                   (14,715,165)      (9,254,790)
                                                            --------------------------------

                                                                 2,549,773        3,098,368

                                                            $    4,322,160    $   4,146,834
                                                            ===============================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                         CONSOLIDATED STATEMENTS OF LOSS
                                (in U.S. dollars)

                                                           Three Months ended           Nine Months ended      From Inception
                                                              September 30                September 30         on Aug 6, 1987
                                                      1999            1998            1999            1998    to Sept 30, 1999
                                                  ----------------------------------------------------------------------------
REVENUE

Product sales                                   $     659,164  $          -  $       804,839   $           -  $       845,972
Internet sales                                         46,536        39,543          145,941         116,238          388,149
Interest and other                                     20,404        21,150           49,927          21,929          119,600
                                                -----------------------------------------------------------------------------

                                                      726,104        60,693        1,000,707         138,167        1,356,721

COST OF PRODUCT AND INTERNET SALES                    488,248        17,562          620,435          64,631          717,700
                                                -----------------------------------------------------------------------------

GROSS MARGIN                                          237,856        43,131          380,272          73,536          639,021
                                                -----------------------------------------------------------------------------
EXPENSES

Sales, general and administration                   1,032,821       461,920        3,688,711       1,161,312        9,925,450
Research and development                              756,207       674,211        1,893,881       1,717,790        4,199,901
Depreciation and amortization                         122,205         8,275          138,811          25,413          254,478
                                                -----------------------------------------------------------------------------

                                                    1,911,233     1,144,406        5,721,406       2,904,515       14,379,829
                                                -----------------------------------------------------------------------------

NET LOSS                                        $  (1,673,377) $ (1,101,275) $    (5,341,131)  $  (2,830,979)  $  (13,740,808)
                                                =============================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE          $      (0.048) $     (0.037) $         (.162)  $       (.980)  $       (2.094)
                                                =============================================================================

Weighted Average Number of Common Shares           35,042,642    30,050,296       33,014,825      28,835,804        6,560,937
                                                =============================================================================






See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                        Nine Months ended           From Inception on
                                                                          September 30              August 6, 1987 to
                                                                      1999            1998         September 30, 1999
                                                                 ----------------------------------------------------
OPERATIONS

Net loss                                                        $      (5,341,131)  $  (2,830,979)   $      (13,740,808)
Items not involving cash
    Depreciation and amortization                                         390,050          168,521              840,218
    Loss on sale of equipment                                                   -                -               91,616
    Compensation shares issued to employees                               458,246                -              458,246
    Options issued to consultants                                          55,500          293,267              687,139
    Warrants issued on financing                                          425,000                -              738,325
Net changes in non-cash working capital items                            (919,442)          37,545             (231,299)
                                                                -------------------------------------------------------

                                                                       (4,931,777)      (2,331,646)         (11,156,563)
                                                                -------------------------------------------------------

INVESTING

Acquisition of fixed assets                                              (232,920)        (670,368)          (1,389,750)
Purchase of Transformation Techniques                                    (655,288)                             (655,288)
Purchase of Internet service business                                           -                -              (38,851)
                                                                -------------------------------------------------------

                                                                         (888,208)        (607,368)          (2,083,889)
                                                                -------------------------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                        2,996,660        3,559,124           13,629,741
Dividends on preferred shares                                            (119,244)         (40,000)            (199,244)
Loans from affiliates                                                           -                -                2,657
Payments on capital lease obligations                                    (100,920)               -             (165,905)
                                                                -------------------------------------------------------

                                                                        2,776,496        3,519,124           13,267,249
                                                                -------------------------------------------------------

Effect of exchange rate changes on cash                                    (2,486)          22,870              (25,515)
                                                                -------------------------------------------------------

Increase (decrease) in cash                                            (3,045,975)         517,110                1,282

Cash, beginning of period                                               3,047,257          437,746                    -
                                                                -------------------------------------------------------

Cash, end of period                                             $           1,282   $      954,856   $            1,282
                                                                =======================================================



Cash consists of:
         Cash                                                   $         401,282   $      954,856   $          401,282
         Bank Indebtedness                                             (  400,000)               -           (  400,000)
                                                                -----------------   --------------   ------------------

                                                                $           1,282   $      954,856   $            1,282
                                                                =================   ==============   ==================




See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 1999 and December 31, 1998


1.       GOING CONCERN

The Company incurred an operating loss of $5,341,131 (1998 - $2,830,979) for the nine months ended September 30, 1999. These financial statements are prepared on a going-concern basis which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The ability of the Company to continue as a going-concern is dependent upon its ability to obtain adequate sources of financing as required and its ability to develop and maintain profitable operations. If the Company is unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

On October 27, 1999, the Company entered into private placement financing which the Company projects is sufficient to fund the continued development of its products and the development of its sales and marketing activities. Management believes that the proceeds from that financing, together with the anticipated cash flow from the operations of the Company, will be sufficient to support currently anticipated working capital requirements.

2.       NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on the OTC Bulletin Board, trading symbol WAVC.

The Company develops and markets wireless data communications products with a focus on Internet connectivity. Its first product, the "NCL 135" received Industry Canada approval for sale in Canada during the fourth quarter of 1998 and received FCC approval for sale in the United States during the first quarter of 1999. On June 15, 1999, the Company acquired Transformation Techniques, Inc. (see Note 4 - Acquisition), a competitive supplier of high speed wireless data communications products.


3.       PRIOR PERIOD ADJUSTMENT

During the year ended December 31, 1998, it was determined that the Company had not accounted for stock options issued for services rendered by non-employees and the purchase of Major Wireless, as required by GAAP. As a result, the September 30, 1998 consolidated financial statements have been restated to include the fair value of the non-employee options. These changes, which had no impact on the Company's cash flow results, have affected the prior reported financial results as follows:

                                        Nine Months Ended September 30, 1998    Inception to September 30, 1998
                                       -------------------------------------    -------------------------------

                                              Restated         Originally          Restated         Originally
                                            Information         Reported         Information         Reported
                                          --------------       -----------       ------------       ----------
   Sales, general and administration           1,161,312           986,305          4,590,870        4,156,010
   Research and development                    1,717,790         1,599,530          2,209,193        2,064,957
   Depreciation and amortization                  25,413            25,413            105,840          105,840
                                          --------------------------------------------------------------------

Total expenses                                 2,904,515         2,611,248          6,905,903        6,413,236
                                          --------------------------------------------------------------------

NET LOSS                                      (2,830,979)       (2,537,712)        (6,753,138)      (6,174,041)
                                          ====================================================================

LOSS PER COMMON SHARE                              (0.09)            (0.08)             (2.08)           (1.91)
                                          ====================================================================

STOCKHOLDER'S EQUITY
    Share Capital                              8,131,201         7,845,371
    Other Equity                                 293,267                 -
    Deficit accumulated during
       the development stage                  (6,793,138)       (6,214,041)
                                          --------------------------------

                                               1,631,330         1,631,330
                                          ================================

In addition, note disclosure for the 1998 comparative figures has been modified to conform with GAAP.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 1999 and December 31, 1998


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

a)       Common Stock

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

During the second quarter, the Company issued: 1) 220,178 common shares in connection with the Reset provisions of the December 1998 financing plan; 2) 256,232 common shares in connection with the acquisition of Transformation Techniques, Inc.; 3) 267,870 common shares to certain new employees from the Employee Stock Compensation (1997) Plan; and, 4) 12,000 common shares in connection with the conversion of Series "C" convertible shares.

In the third quarter of 1999, the Company sold 12,000 common shares for $4,900, pursuant to the Employee Stock Option (1997) Plan. In addition, the Company issued: 1) 10,000 common shares in connection with the conversion of Series "C" convertible shares; 2) 1,268,713 common shares in connection with the Reset provisions of the December 1998 financing plan; 2) 57,463 common shares in connection with the Reset provisions of the acquisition of Transformation Techniques, Inc.

b)       Return and Cancellation of Shares

During the quarter, and prior to the first release of common stock from the escrow agreement, certain holders of escrow shares donated a portion of their holdings, amounting to a combined total of 1,000,000 common shares, back to the Company for cancellation.
This return will reduce the number of shares ultimately released from the escrow agreement.

c)       Release from Escrow

The first milestone related to the release of the common shares held in escrow was met with the delivery of prototype product on August 18, 1999. As a result, the Company has requested that the Escrow Agent release the first 5% of the shares currently held under the Escrow Agreement, valued at $534,375. The valuation is based on the closing price of the common stock on August 18, 1999 of $1.1875 per share.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 1999 and December 31, 1998


At this time, there is no reasonable assurance of future revenue to allocate a portion of the value of this share release to acquired in process research and development or to acquired core technology. Accordingly, the Company has recorded the cost of $534,375 to goodwill in the third quarter of 1999 and will amortize the goodwill over its estimated life.


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

As of September 30, 1999, the Directors had awarded 6,226,677 options under the Employee Stock Option (1997) Plan, 1,887,550 options under the 1999 Incentive and Nonqualified Stock Option Plan and 270,370 shares under the Employee Compensation (1997) Plan. Awards under the Employee Stock Option (1997) Plan and the 1999 Incentive and Nonqualified Stock Option Plan are made at the average price of the stock on the date of the date of the award.


b) Issue of Reset Shares under the Common Share Purchase Agreement

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

The Company issued 1,002,441 common shares under the reset provisions of the First Tranche. On September 2, 1999, the Company issued 486,450 common shares under the first reset provision of the Second Tranche. Subsequent to quarter end, the Company issued 607,418 common shares and 659,944 common shares under the second and third reset provisions respectively of the Second Tranche. In addition, subsequent to the end of the quarter, the Company issued 70,198 common shares under an Amendment and Agreement arrangement with the Purchasers of the Second Tranche.

Under the agreement, the Company has the right, but not the obligation to issue additional shares in a Third Tranche for up to $4,000,000. On October 27, 1999, the Company notified the Purchasers that it would not be exercising its rights under this agreement.


c) Issue of Reset Shares under the TTI Acquisition Agreement

Pursuant to the Acquisition Agreement, the Company is required to issue additional shares to Mr. Peter Bonk if the average bid price for the common stock for 5 days prior to certain future dates ("Reset Price") falls below the original price of the shares at acquisition. During the third quarter the Company issued 57,463 common shares pursuant to the first reset. On October 26, 1999 the Company issued a further 66,668 common shares pursuant to the second reset and on December 27, 1999 may be required to issue shares pursuant to the third and final reset.

                          WaveRider Communications Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                    September 30, 1999 and December 31, 1998



7.       SUBSEQUENT EVENTS

a) Loan Agreement

On October 27, 1999, the Company sold a $1,500,000 promissory note in a private placement. The promissory note, which earns interest at 10% per annum, is repayable on or before May 23, 2000 and, depending upon the date of repayment, is subject to a payment premium. The Company has committed to using fifty percent (50%) of the proceeds from any future financing to repayment of the loan and has issued 4,000,000 common shares of the Company to act as security for the loan. Upon repayment of the loan these shares will be returned and cancelled by the Company.

As part of the placement, the Company has issued 180,000 Warrants to purchase common shares of the Company, at an exercise price of $1.01 per share. In addition, the Company has committed to paying legal fees of $25,000 and a placement fee of seven percent (7%) to Ladenburg Thalmann & Co., Inc., an Investment Banker.


b) Common Stock Purchase Agreement

On October 27, 1999, the Company entered into private placement to sell up to $7,500,000 in common shares of the Company. Under the terms of the arrangement, the Company will sell stock to the purchaser at eighty-seven percent (87%) of the average closing bid price of the stock over the preceding period. The maximum value of common shares that the Company can require the purchaser to acquire in any one period is $600,000, however, the purchaser has the right to purchase up to an additional fifty percent (50%) of each draw. In total, the Company may sell up to $5,000,000 in common shares and the purchaser may buy up to an additional $2,500,000 over the 18 month term of the Agreement.

As a commitment fee, the Company has issued 200,000 Warrants to purchase common shares of the Company, at an exercise price of $1.01 per share. In addition, the Company has committed to paying legal fees of $1,000 per sale.


8.       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current year's presentation

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 1999.

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

         On October 27, 1999, the Company entered into a Loan Agreement which provided it with $1,500,000 in immediate working capital. In addition, the Company has entered into a Common Stock Purchase Agreement which will allow them to sell up to $7,500,000 in common stock.


      Current Activities.

      The Company currently has 57 employees working in its subsidiaries, WaveRider Communications (Canada) Inc., WaveRider Communications (USA) Inc. and JetStream Internet Services Inc. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

Results of Operations - Third Quarter 1999

      During the third quarter of the year, the Company incurred a net loss of $1,673,377. Cash amounted to $401,282 and current liabilities were $1,743,718 including accruals for expenses. Activities during the third quarter related primarily to ongoing R&D, the integration of the products and operations of WaveRider Communications (USA) Inc. (formerly Transformation Techniques) and the further development of sales and marketing programs for the NCL family of wireless data communications product.

Results of Operations - Third Quarter 1998

      During the third quarter of the year, the Company incurred a net loss of $1,101,275. Cash and equivalents amounted to $954,856 and current liabilities were $320,866 including accruals for expenses. Expenses during the third quarter related primarily to R&D costs and the establishment of sales and marketing programs for the introduction of the NCL 135 wireless data communications product. During the quarter, accruals of approximately $80,000 related to the wind-up of Channel i PLC in 1997 were reversed and reduced current period expenses.

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




                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

Exhibits

10.1 Loan   Agreement   between   WaveRider   Communications   Inc.   and   AMRO
     International, S.A. dated October 15, 1999.

10.2 Common Stock Purchase Agreement between WaveRider Communications Inc. and Radyr Group Investments dated October 18, 1999.

Reports on Form 8-K

               NONE


Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                          WaveRider Communications Inc.



Date: October 27, 1999                 /s/ D. Bruce Sinclair
                                       -------------------------------
                                       D. Bruce Sinclair
                                       President and Chief Executive Officer

                                       /s/ T. Scott Worthington
                                       -------------------------------
                                       T. Scott Worthington
                                       Chief Financial Officer.