Form 10-K
period 1999-12-31
WAVERIDER COMMUNICATIONS INC
filed 2000-03-10
CIK 844053

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the year ended December
                            31, 1999 Commission File
                                   No. 0-25680

                          WaveRider Communications Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                    33-0264030
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      255 Consumer Road, Suite 500
        Toronto, Ontario  Canada                       M2J 1R4
----------------------------------------              ---------
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

                           YES    X         NO   ___

         Check if there is no  disclosure  of  delinquent  filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant was approximately $800,167,946 as of March 6, 2000 (based on the closing price for such stock as of March 6, 2000).

         As of March 6, 2000 , there were 59,930,711 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS


         PART I                                                             Page

Item 1.  Business .......................................................    3

Item 2.  Description of Property ........................................    7

Item 3.  Legal Proceedings ..............................................    7

Item 4.  Submission of Matters to a Vote of Security Holders ............    7


         PART II

Item 5.  Market for Common Equity and Related Stockholder Matters .......    8

Item 6.  Selected Financial Data ........................................    9

Item 7.  Management's Discussion and Analysis or Plan of Operation ......    9

Item 7a  Quantitative and Qualitative Disclosures about Market Risk .....   11

Item 8.  Financial Statements ...........................................   13

Item 9.  Changes in and Disagreements with Accountants on Accounting ....   13
         and Financial Disclosure

         PART III

Item 10. Directors and Executive Officers of the Registrant .............   14

Item 11. Executive Compensation .........................................   16

Item 12. Security Ownership of Certain Beneficial Owners and Management .   17

Item 13. Certain Relationships and Related Transactions .................   18

         PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   18

                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including the risks associated with the effect of changing economic conditions, trends in the development of the Internet as a commercial medium, market acceptance risks, technological development risks, seasonality and other risk factors identified below under "Item 7a - Quantitative and Qualitative Disclosures about Market Risk". More specifically, within Item 1. Description of Business there are a number of forward-looking statements contained within the sections regarding Products, Markets, Sales Strategy, Competition and the Regulatory Environment

ITEM 1.  DESCRIPTION OF BUSINESS

Background

     WaveRider Communications Inc. ("WaveRider" or the "Company" and collectively referred to as we, us or our) commenced activities in the wireless industries through its acquisition of Major Wireless Communications Inc. in May 1997.

     Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In May 1997, Major Wireless consummated the business combination with Channel i Inc., pursuant to which Channel i Inc., a company trading on the OTC-BB, issued stock to the stockholders of Major Wireless, Major Wireless became a subsidiary of the Company, and the Company changed its name to WaveRider Communications Inc. The Company then completed the private placement of common and preferred share units for over $1.5 million (US).

     On June 11, 1999, the Company acquired Transformation Techniques, Inc. ("TTI") through a merger with a newly created subsidiary, WaveRider Communications (USA) Inc. The acquisition of TTI provided the company with an established sales force and customer base, mainly within the United States, and certain products and peripherals that enhanced the company's existing and planned product lines.

     The Company was originally incorporated, under the laws of the State of Nevada on August 6, 1987, as Athena Ventures, Inc. From 1987 until its takeover of Channel i PLC in November 1993, Athena Ventures had no activities or operations. From November 1993 until May 1997, the Company operated under the names Channel i Limited and Channel i Inc. and was in the business of developing an interactive multimedia kiosk network to provide consumers with convenient access to an array of products and services. Prior to its takeover of Major Wireless Communications Inc. (now "WaveRider Communications (Canada) Inc.") in May 1997, the Company had become dormant.

     WaveRider's executive offices are currently located at 255 Consumers Road, Suite 500, Toronto, Ontario, Canada M2J 1R4. Our telephone number is (416) 502-3200 and our home page on the Internet is www.waverider.com.

Business of WaveRider Communications Inc.

         WaveRider designs, develops, markets and supports fixed wireless Internet access products. Our high-speed, highly secure products combine wireless and Internet Protocol (IP) networking into a series of self-contained products.

         WaveRider is focused on developing a family of fixed Wireless Internet Networking (WIN) products capable of providing high-speed access to businesses, organizations and consumers. We believe our WIN solutions are faster and easier to implement than traditional hard-wired communications networks of similar capacity. We also believe that in the competitive national and international markets, the ability to install reliable network solutions quickly, gives WaveRider a competitive edge over providers of hard-wired solutions.

         We recognize that providing `last mile' access is the key to capitalize on opportunities presented by today's rapidly changing telecommunications market place. The ability to provide a full suite of services quickly enables all types of users to conduct business, access services and communicate is essential to securing a dominant position in the telecommunications marketplace.

         Our products enable clients to communicate with their customers, suppliers and business partners more efficiently than using more traditional fibre-based facilities. Furthermore, in many areas of the world where communications networks lack the capacity and reliability required for Internet connectivity, wireless solutions such as WaveRider's may be the only solution for data access. We think there is a significant market for wireless access solutions in these regions.

         Our technology makes use of the unlicensed radio spectrum which we believe will allow us to achieve lower roll-out costs and facilitate more rapid market introduction than providers of licensed or hard wired solutions. Using this license-exempt spectrum enables WaveRider to offer wireless broadband solutions that we believe provide higher value and margins to customers in North America and internationally, facilitating the introduction of new WaveRider products by providing lower operating costs for our customers.

Products

         WaveRider has two product portfolios: the LMS (Last Mile Solution(R))) and NCL (Network Communications Links). Designed to fill the need for high speed Internet access, these offerings represent the first of our Wireless Internet Networking products.

         LMS Products. Targeted at telecommunications carriers and Internet Service Providers (ISPs), the LMS series is a fixed wireless access (FWA) system which uses the license exempt 900 MHz and 2.4 GHz frequency bands to deliver a variety of services including Internet access for e-mail, file transfer, web browsing, streaming audio and video as well as VoIP (the use of voice communications over the Internet).

         LMS products provide wireless connectivity to the Internet in point-to-multi-point applications. The products wirelessly link users to the Internet via ISPs using a scaleable cellular network, providing the `last mile' solution to residential, small office/home office ("SOHO"), and small business markets. All LMS products are optimized for IP networks.

         The first commercial network products in the LMS product line are scheduled for release in the first half of 2000 and are expected to provide high speed wireless connectivity to specific target markets.

         LMS2000. The first product, scheduled for release in the first quarter of 2000, is the LMS2000, a 2.4 GHz network designed to provide organizations and businesses with high speed Internet connectivity. Using network architectures based on industry standards and operating in point-to-multi-point mode, the LMS2000 provides Internet connectivity at raw data speeds up to 11Mbps.

         LMS3000. The second product in the LMS family, with release planned in the second quarter of 2000, is the LMS3000, a 900MHz wireless Internet network designed to provide Internet connectivity to the residential and SOHO markets.

         NCL Products. Targeted at ISPs, network managers, and IT managers, the NCL series of products consist of intelligent wireless bridges and routers. Offering point-to-point and point-to-multi-point line of sight wireless connectivity in the 2.4 to 2.485GHz frequency band, the NCL series can be used for a variety of applications including Internet access, Wide Area Networks and building-to-building links. The products connect a single computer or computer network to another computer, or to several computers or computer networks. Each NCL series product provides the wireless connection to link these computers and networks and ensures data packets are sent to their intended destinations.

     The  NCL  product  portfolio  is  currently   comprised  of  three  product
offerings: NCL135; NCL200; and, NCL1100.

         NCL135 Bridges and Routers. As WaveRider's first commercially available product, the NCL 135 provides high capacity, wireless 2.4 GHz connections between local area networks at speeds up to 800Kbps. System administrators can use NCL 135 to extend Ethernet networks, access the Internet at high speed, connect to remote locations and perform general data networking without the ongoing costs of leased telephone lines.

         The operating system built into the NCL135 differs from other wireless networking bridges by incorporating a complete Simple Network Management Protocol ("SMNP" ) compliant managed routing solution. As an industry standard, the incorporation of SNMP into our products greatly increases their ease of installation and use. The operating system also adheres to IP (Internet Protocol) version 4.0 thereby permitting a variety of network routing capabilities. These functions grant extensive control of the network and increase the overall performance of network traffic by significant factors.

         NCL1100 and NCL200 Series Bridges. The NCL1100 and NCL200 series bridges offer high speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity. The products operate in point-to-point and point-to-multi-point applications, extending Ethernet networks without additional telephone lines. The products deliver between 500 Kbps and 6.7 Mbps of user data throughput, using radio technology with 1 Mbps to 11 Mbps radios.

Markets for the WaveRider Product Families

According to surveys of businesses and telecommunications carriers, the major source of telecommunication market growth is expected to be in the data services segment, as businesses extend their local and wide area networks to more locations worldwide and use telecommunications network services to support an increasing number and variety of business applications. As the market demand for networks that support data services grows, the Internet is becoming a critical business tool. It provides the media for businesses to transmit data in applications ranging from product and marketing support to information provision and e-commerce transactions.

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

Sales Strategy

In the North American market, WaveRider utilizes a direct sales organization to market the WIN products to the almost 5,000 ISPs servicing this market. In addition, this direct sales organization is approaching the major telecommunications service providers, Value Added Resellers and Systems Integrators to develop package solutions.

On the international side, the company plans to expand its agency agreements with Telecommunications Service Providers, Telecommunications Distributors and large regional Internet Service Providers to distribute its products.

In addition, the Company's Web Site and Internet presence has provided an ongoing source of potential customers, investors, business partners and employees from around the world. It is the Company's intention to continue to develop a leading presence on the Internet to generate further interest and exposure.

Manufacturing and Distribution

WaveRider has entered into a long term manufacturing agreement with C-MAC Electronic Systems Inc. ("C-MAC") to mass manufacture the WaveRider products, including packaging and distribution.

C-MAC is a global manufacturer of advanced microelectronic modules, interconnect systems, frequency control products, electronic system assemblies and energy control devices. C-MAC offers a wide range of advanced technical solutions and products - both custom and proprietary, supporting many applications in a variety of end markets.

Through WaveRider's association with C-MAC, the Company has the capability to meet the demands of a rapidly growing Internet market, with high quality efficiently manufactured products.

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

Research and Development

With the introduction of its LMS 2000 and LMS 3000 products in the first half of 2000, the Company intends to continue to invest heavily in research and development to expand the capabilities of both the NCL and LMS product families. Investments in the future will focus around three development areas: 1) increasing the speed and user capacity of the networks, to allow more users at greater throughput; 2) expanding the product offerings into other licensed and unlicensed bands, to address additional international markets; and, 3) further enhancing the network capabilities of the systems to support new developing applications, such as voice communications over the Internet (VoIP).

The markets in which the Company participates and intends to participate are characterized by rapid technological change. As such, the Company believes that, for the foreseeable future, it will be required to make significant investments in research and development in order to achieve its market objectives. Research and development expenses were $3,028,555, $1,814,617 and $405,705 in 1999, 1998 and 1997 respectively. The Company expects research and development expenses to increase in absolute dollars in future periods.

WaveRider's Staff

The Company, through its subsidiaries, WaveRider Communications (Canada) Inc., WaveRider Communications (USA) Inc. and Jetstream Internet Services Inc. currently has approximately 80 full-time employees, thirty in the Toronto head office and satellite sales offices and the rest directly involved in or supportive of R&D activities in Calgary and the provision of Internet Services in the Salmon Arm, British Columbia area. The Company is actively recruiting additional staff to support its projected growth and to enhance its research and development activities.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real estate or other properties. We have main offices and test sites in Toronto, Ontario, and Calgary, Alberta in Canada. These offices house sales, administration and research operations and are leased from unrelated parties. We maintain sales offices in Baton Rouge, Boston, Cleveland, Chicago, and San Diego in the United States and Beijing, China. In addition, our.subsidiary JetStream Internet Services Inc maintains offices in Salmon Arm, British Columbia in Canada.

     WaveRider's Toronto Office is leased for a period of five years ending May 31, 2004 and our Calgary facility is being leased for a period of five years ending March 31, 2004. The lease for our JetStream's office was renewed effective January 1, 2000, for a one-year period.

Cost commitments related to present leases are described in Item 7.

ITEM 3. LEGAL PROCEEDINGS

There are no active or pending legal proceedings of a material nature to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 1999.

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

                                 1999 Bid                1998 Bid
                              High        Low         High         Low

          First Quarter       $2.97       $1.69       $1.49       $0.85
          Second Quarter      $2.59       $1.31       $3.96       $1.41
          Third Quarter       $1.81       $0.78       $3.01       $1.35
          Fourth Quarter      $2.69       $0.75       $3.40       $1.30

Holders: The Company has approximately 883 common shareholders of record as of March 6, 2000. This number does not include shareholders whose shares are held in street or nominee names.

Dividends: While there are no restrictions on the ability of the Company to pay dividends other than those common to all companies incorporated under the laws of the State of Nevada, no dividends have been paid to common stock shareholders by the Company in the last two years. The Company does not expect to pay a cash dividend on its common stock in the foreseeable future and payment of dividends in the future will depend on the Company's earnings and cash requirements.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF LOSSES DATA:

                                                       Year ended December 31
                                                 1999           1998           1997

REVENUE ................................   $  1,764,141    $    254,987    $     77,459

COST OF PRODUCT AND INTERNET SALES .....      1,294,815          75,467          21,798
                                           ------------    ------------    ------------

GROSS MARGIN ...........................        469,326         179,520          55,661
                                           ------------    ------------    ------------

EXPENSES

     Selling, general and administration      5,357,587       2,807,181         962,346
     Research and development ..........      3,028,555       1,814,617         405,705
     Depreciation and amortization .....         35,034          35,240          12,570
                                           ------------    ------------    ------------

                                              8,421,176       4,657,038       1,380,621
                                           ------------    ------------    ------------

NET LOSS BEFORE TAXES ..................     (7,951,850)     (4,477,518)     (1,324,960)

DEFERRED TAX RECOVERY ..................        504,000            --              --
                                           ------------    ------------    ------------

NET LOSS ...............................     (7,447,850)     (4,477,518)     (1,324,960)
                                           ============    ============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE .   $      (0.22)   $      (0.18)   $      (0.11)
                                           ============    ============    ============

Weighted Average Number of Common Shares     34,258,565      29,485,320      12,299,522
                                           ============    ============    ============


BALANCE SHEET DATA:

                                                       December 31,

                                                1999                   1998

    Cash and cash equivalents         $       5,540,918        $     3,047,257
    Working capital                           5,222,841              2,259,827
    Fixed assets                                978,160                808,531
    Total assets                             10,080,516              4,146,834

    Long term capital leases                     18,625                 12,555

    Shareholder's Equity                      8,298,382              3,098,368


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

     We have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. The Company's outstanding shares of Common Stock, par value $.001, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board operated by NASD.

     In 1999, the Company issued 11,951,664 shares of Common Stock and 4,309,629 Common Stock Purchase Warrants for cash considerations, net of cash expenses, of $10,909,353. The private and public sale of shares and attached warrants accounted for the issue of 10,857,766 shares of Common Stock and 4,309,629 Common Stock Purchase Warrants. 405,440 shares of Common Stock were issued pursuant to exercises under the company's employee option plans and 36,000 shares of Common Stock were issued pursuant exercises of warrants. In addition, the Company issued 384,588 shares of Common Stock pursuant to the acquisition of Transformation Techniques, Inc. and a further 267,870 shares of Common Stock were awarded pursuant to the Employee Stock Compensation (1997) Plan.

     Subsequent to the 1999 year end and up to February 14, 2000, the Company issued a further 6,528,239 shares of Common Stock for cash proceeds, net of expenses, of $11,129,332, as a result of the conversions and exercises of options, warrants and rights granted prior to December 31, 1999.

     The Company issued 4,583,100 shares of Common Stock and 800,000 shares of Preferred Stock and 2,850,000 warrants to purchase common shares during 1998 for cash proceeds of $6,350,833, net of cost of $348,419. Private placements and the exercise of attached warrants accounted for the issue of 3,629,038 shares of Common Stock and 800,000 shares of Preferred Stock. 951,562 shares of the Common Stock were issued pursuant to exercises under the Employee Stock Option (1997) Plan, and 2,500 shares of the Common Stock were awarded under the Employee Stock Compensation (1997) Plan. In addition, the Company converted the 4,000,000 Series B convertible Preferred Stock, issued in 1997, into 10,000,000 common shares.

     During  1997,  the Company  issued  21,734,000  shares of Common  Stock for
$1,780,489; 19,358,852 shares of the Common Stock as part of the private placements completed in the First Quarter 1997 and the subsequent exercise of attached warrants, 908,000 shares of the Common Stock for services rendered and 1,467,000 shares of the Common Stock for options outstanding. In addition, 4,000,000 shares of Preferred Stock were issued in connection with the acquisition of Major Wireless.

     The details of these offerings were set out in previous filings. The proceeds from these issues have and will continue to be used to continue the on-going expansion of the operations of the Company and the development of the WaveRider(R) product families.

Results of Operations - 1999

     During the year, the Company incurred a net loss of $7,447,850 on revenues of $1,764,141. At year-end cash and cash equivalents amounted to $5,540,918 and current liabilities were $1,763,509.

     The Company received FCC certification on its first product offering, the NCL 135, during the first quarter of 1999. Combined with the acquisition of TTI in June 1999, this allowed the company to begin the ramp up of sales in North America and other jurisdictions which recognize the FCC certification. During 1999, product sales amounted to $1,519,469 compared to $41,133 during 1998.

     During 1999, the Company continued to invest heavily in the development of its NCL and LMS product families, with Research and Development costs increasing to $3,028,555 in 1999 from $1,814,617 in 1998.

     With the first product approvals, the Company has focused on developing its sales, marketing and support structures. At the same time a significant amount of focus and cost was spent on obtaining the ongoing financing required to continue the growth and development of the products and markets. As a result, Sales, general and administration expenses increased to $5,357,587 in 1999 from $2,807,181 in 1998.

Results of Operations - 1998

     During the year, the Company incurred a net loss of $4,477,518 on revenues of $254,987. At year-end cash and cash equivalents amounted to $3,047,257 and current liabilities were $1,035,911.

     The majority of the expenses incurred during 1998 related to the continued development of the WaveRider product line. In November of 1998, we received Canadian certification on our first product, the NCL 135, and commenced shipment within Canada. Subsequent to the year-end, FCC approval was obtained and the Company began marketing and selling the product in the United States as well as internationally.

Results of Operations - 1997

      During the year, the Company incurred a restated net loss of $1,324,960 on revenues of $77,459. At year end cash and cash equivalents amounted to $437,746 and current liabilities were $282,242.

     Expenses during the year related primarily to R&D costs and the salaries and benefits of personnel and consulting fees for experts engaged in management and R&D of the wireless modem project. In addition, the fair market value of options awarded to consultants was expensed increasing the loss previously reported by $289,830.

     Activities by WaveRider Canada during the year centered around developing production and marketing plans for WaveRider(R) products. Revenues were generated by Jetstream as the result of the provision of Internet services from August 1, 1997, the date of acquisition to the year end.

ITEM 7a.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces a number of risk factors which may create circumstances beyond the control of management which may adversely impact on the Company's ability to achieve its business plan. The key risk factors are described below.

We Have A Limited Operating History, Therefore There Is A High Degree Of Uncertainty Whether Our Business Plans Or Our Products Will Be Successful

         Up to the present time, our company has been entirely a research and development entity with sales or revenues only commencing in volume during the second half of 1999. There can be no assurance that the products that we offer will meet with market acceptance. In addition, there is no guarantee that even if there proves to be a market for our products, such market will be able to sustain our profitability requirements.

         None of our current products has achieved widespread distribution or customer acceptance. Some of our products have passed the development stage and we are establishing a market for them. Although we believe that we have the expertise to commercialize our products and establish a large enough market for them, there is no assurance that we will be successful or that such products will prove to have widespread customer appeal.

We Have A History Of Losses, And Our Future Profitability Is Uncertain

         Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. Until recently we had no product that could be commercialized, and therefore we experienced significant operating losses every year since incorporation. The Company incurred an operating loss of $7,447,850 for the year ended December 31, 1999 (1998 - $4,477,518 and 1997 - $1,324,960) and reported a deficit at that date of $16,860,784 (1998 - $9,254,790).

         There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

Competition In The Data Communication Industry Is Intense And There Is Uncertainty That Given Our New Technology And Limited Resources That We Will Be Able To Succeed.

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

         Our technology is at an early stage of development. As a result, we have no historical financial information upon which you as an investor could make an evaluation of your investment. Our future operating results are subject to a number of risks, including our ability or inability to implement our strategic plan, to attract qualified personnel and to raise sufficient financing as required. Inability of our management to guide growth effectively, including implementing appropriate systems, procedures and controls, could have a material adverse effect on our business, financial condition and operating results.

The Data Communication Industry Is In A State Of Rapid Technological Change And We May Not Be Able To Keep Up

         We may be unable to keep up with technological advances in the data communications industry. As a result, our products may become obsolete or unattractive. The data communications industry is characterized by rapid technological change. In addition to frequent improvements of existing technology, there is frequent introduction of new technologies leading to more complex and powerful products. Keeping up with these changes requires significant management, technological and financial resources. As a small company, we do not have the management, technological and financial resources that larger companies in our industry may have. There can be no assurance that we will be able or successful in enhancing our existing products, or in developing, manufacturing and marketing new products. An inability to do so would adversely effect our business, financial condition and results of operation.

We Have Limited Intellectual Property Protection And There Is Risk That Our Competitors Will Be Able To Appropriate Our Technology

         Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We regard our technology as proprietary. We have no issued patents or pending patent applications, nor do we have any registered copyrights with respect to our intellectual property rights, but we intend to file patent applications. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. Despite our precautions, it might be possible for a third party to copy or otherwise obtain our technology, and use it without authorization. Although we intend to defend our intellectual property, we can not assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that patent application or copyright registration that may be filed will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar or even superior to our technology.

Use Of Our Products Is Subordinated To Other Uses And There Is Risk That Our Customers May Have To Limit Or Discontinue The Use Of Our Products.

         License-free operation of our products, in certain radio frequency bands, is subordinated to certain licensed and unlicensed uses of these bands. This subordination means that our products must not cause harmful interference to other equipment operating in the band, and must accept potential interference from any of such other equipment. If our equipment is unable to operate without any such harmful interference, or is unable to accept interference caused by others, our customers could be required to cease operations in some or all of these bands in the locations affected by the harmful interference. As well, in the event these bands become unacceptably crowded, and no additional frequencies are allocated to unlicensed use, our business could be adversely affected.

         Currently, our products are designed to operate in frequency bands for which licenses are not required in the United States, Canada and other countries that we view as our potential market. Extensive regulation of the data communications industry by U.S. or foreign governments, and in particular imposing license requirements in the frequency bands of our products, could materially and adversely affect us through the effect on our customers and potential customers. Continued license-free operation will depend upon the continuation of existing U.S., Canadian and such other countries' government policy and, while no planned policy changes have been announced or are expected, this cannot be assured.

We May Be Subject To Product Liability Claims, And We Lack Product Liability Insurance

         We face an inherent risk of exposure to product liability claims in the event that the products designed and sold by us contain errors, "bugs" or defects. There can be no assurance that we will avoid significant product liability exposure. We do not currently have significant product liability insurance, and there can be no assurance that significant insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

We Depend Upon A Single Third Party Manufacturer And There Is Risk That If This Supplier Becomes Unavailable For Any Reason We Will Have No Product To Sell

         We depend significantly upon a single third party manufacturer to make our products. We do not have a second source. If our single supplier is not able to manufacture for us for any reason, we will have no products to sell. Accordingly, no assurance can be given that manufacturing capacity will continue to be available to us, on commercially reasonable terms or otherwise. Inability to obtain manufacturing capacity will have a material adverse effect on our business, financial condition and results of operation.

ITEM 8.  FINANCIAL STATEMENTS

     The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

NAME                  AGE     POSITION

Bruce Sinclair        48      Director, President and Chief Executive Officer
Cameron A. Mingay     48      Director and Corporate Secretary.
Gerry Chastelet       53      Director
John Curry            53      Director
Guthrie Stewart       44      Director
Dennis Wing           51      Director

Charles Brown         44      Vice President, Marketing
James Chinnick        53      Vice President, Engineering
Scott Worthington     45      Vice President, Finance and Administration

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

Cameron A. Mingay is a partner at Cassels Brock & Blackwell, Toronto, Ontario, Canada and specializes in the areas of securities and corporate commercial law, with an emphasis on public offerings, mergers and acquisitions, and corporate reorganizations. He has extensive experience in representing companies and investment dealers in all manners of public and private corporate finance transactions. He acts as lead counsel for a number of public clients and he serves as counsel to a number of investment dealers on corporate finance matters. He is currently on the board for Image Processing Systems and Matachewan Consolidated Mines Limited. He completed his undergraduate degree at the University of Wisconsin and York University and his law degree at Queen's University.

Gerry Chastelet, a 30-year veteran of the telecommunications industry, is currently president and CEO of Digital Lightwave Inc. of Clearwater, Florida. Prior to Digital Lightwave, he served as president and CEO of Wandel and
Goltermann Techologies Inc. a global supplier of communication test and measurement equipment. From 1993 to 1995 he served as vice president, Sales
Marketing and Service - Americas and Asia Pacific for Network Systems Corporation. He has also held senior management roles with other high-tech companies including Gandalf Systems Corporation, Paradyne Corporation and IBM.

John E. Curry recently joined the Venture Capital funding group and is acting as Chief Financial Officer of Voice Mobility International, Inc. Prior to joining Voice Mobility, Mr. Curry was with Bedford Curry & Co., a Vancouver-based chartered accounting firm with one of the region's strongest, medium-sized accounting practices specializing in public companies and business financing, which he co-founded in 1983. He is a member of the British Columbia Institute of Chartered Accountants.

Guthrie J. Stewart is Executive Vice-President, Global Development for the Teleglobe Group and Chairman and Chief Executive Officer of Teleglobe Media Enterprises. Since 1992, he has held various executive positions within the Teleglobe Group including President and Chief Executive Officer of Teleglobe Canada Inc., Canada's international telecommunications carrier. Mr. Stewart is a member of the Board of the Information Technology Association of Canada and a past-Chairman of the Board of the Wireless Communications Association, Canada's national industry association of wireless service providers.

Dennis R. Wing is Director of International Operations for Fahnestock & Co. Inc., an U.S. investment bank. Previously, he was founding partner and Board Member of First Marathon Securities Inc. and was Director of International Operations for 18 years. His other Board memberships include Cryptologic Inc., Vengold Inc. and the University of Waterloo. He holds a Bachelor of Arts degree in Economics from University of Waterloo.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes that, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

         The following table describes the compensation earned in fiscal 1998 by the Chief Executive Officer of the Company and all executives officer who received compensation in excess of $100,000 in 1999. The directors of the Company received $1,000 per meeting attended during the year and were automatically awarded 50,000 options under the 1999 Incentive and Nonqualified Stock Option Plan upon their election to the board of directors.

SUMMARY COMPENSATION TABLE 1999

                                    Annual Compensation

Name and

Principal Position            Year          Salary          Bonus         Stock Options

Bruce Sinclair                1999          204,730        134,617            100,000
Pres./CEO/Director            1998          182,002                                          Note 1
                              1997           10,500                         1,000,000        Note 2

Charles Brown                 1999          128,156         50,885            535,000
Vice Pres., Marketing         1998          101,112         39,045            465,000

Scott Worthington             1999          103,863         26,923            450,000
Vice Pres., Finance           1998           76,845         15,369            550,000

James Chinnick                1999           87,748         76,732            630,000
Vice Pres., Engineering

Mike Orloff                   1999           62,110         68,574             36,000
Vice Pres., International

Other than noted above, no Officer or employee of the company received compensation in excess of $100,000 in any of the last 3 fiscal years.

(1) Mr. Sinclair's 1998 compensation was based on an annualized amount of Can.$500,000 payable Can.$270,000 in cash salary with the balance payable in shares out of the Employee Stock Compensation (1997) Plan subject to certain performance criteria. Despite having achieved the bonus requirements, Mr. Sinclair waived receipt of the $155,038 bonus in conjunction with an agreement with other shareholders who returned 1,000,000 shares for cancellation. This agreement allowed the Company to issue 1,495,000 options to the other senior executives without significant further dilution for the shareholders.

(2) The amount shown as salary above is the amount paid in cash for the period Mr. Sinclair was with the Company in 1997. A total of 800,000 Series B Preferred Shares were transferred to Mr. Sinclair by way of an additional incentive together with the private option to purchase additional common shares of up to 1,000,000. Both the Series B Preferred shares and the private option to purchase common shares were provided by existing shareholders and were not payable by or otherwise a liability of the Company.

         The following table summarizes option grants during 1999 to the executive officers named in the Summary Compensation Table (the "Named Executive Officers")

                                        Individual Grants
                                   Percent of
                                   Total
                      Number of    Options                                        Potential Realizable Value
                      Securities   Granted to   Exercise   Market                 at Assumed Annual Rates
                      Underlying   Employees    or Base    Price on               of Stock Price Appreciation
                      Options      in Fiscal    Price      Date of    Expiration  for Option Term
                      Granted      Year         ($/sh)     Grant      Date        0%       5%       10%

Bruce Sinclair        100,000     3.6%      $0.91      $0.91       10/25/09      0      4,550       9,100

Charles Brown         535,000    19.4%      $2.03      $2.03        4/8/09       0     54,303     108,605

James Chinnick        120,000    4.3%       $2.50      $2.50        1/4/02       0     15,000      30,000
                      510,000    18.5%      $2.03      $2.03        4/8/09       0     51,765     103,530

Scott Worthington     450,000    16.3%      $2.03      $2.03        4/8/09       0     45,675      91,350

Mike Orloff            18,000    0.7%       $2.50      $2.50        1/4/02       0      2,250       4,500
                       18,000    0.7%       $2.00      $2.00        4/23/09      0      1,800       3,600

None of the Officers listed exercised any of their options in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of March 6,2000, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $0.001 par value. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 59,930,711 shares of Common Stock and 98,000 shares of Preferred Stock issued and outstanding as of such date, which numbers do not include any options or warrants issued and outstanding.

Name and Address of                             Amt. Of Common      % of Common Stock
Beneficial Owner                              Stock benef. Owned       outstanding

Bruce Sinclair,  Director, CEO, President         4,100,000               6.61%
32 Steeplechase Dr. Aurora Ontario Canada
Cameron A. Mingay, Secretary/Director                50,000               0.08%
Gerry Chastelet, Director                            50,000               0.08%
John Curry, Director                                 50,000               0.08%
Guthrie Stewart, Director                            50,000               0.08%
Dennis Wing, Director                                50,000               0.08%
Charles Brown,  Vice-President                    1,000,000               1.64%
Scott Worthington,  Vice-President                1,000,000               1.64%
Jim Chinnick                                        730,000               1.20%
                                                -----------               -----

All Directors and Executive Officers (9)          7,080,000              10.89%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 1999, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as disclosed in the 10 KSB filed by the Company for the year ended December 31, 1998.

                                     PART IV

ITEM 14. Exhibits and Reports on Form 8-K

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

4.7 Warrant Terms dated April 15, 1998, relating to the Class E Common Stock Purchase Warrants.

4.8 Warrant Terms dated June 11, 1998, relating to the Class F Common Stock Purchase Warrants.

4.9 Warrant Terms dated December 15, 1998, relating to the Class G Common Stock Purchase Warrants

4.10 Warrant Terms dated December 29, 1998, relating to the Common Stock Purchase Warrants

4.11 Warrant Terms dated June 30, 1999, relating to the Class H Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.11 on Form S-3, File No. 333-82855.

4.12 Warrant Terms dated October 18, 1999, relating to the Common Stock Purchase Warrants, incorporated by reference to Exhibit 10.1 and 10.2 in Form 10-Q for the quarter ended September 30, 1999.

4.13 Specimen Common Stock Purchase Warrant Certificate, incorporated by reference to exhibit 4.13 on Form S-3A, File No. 333-92591

4.14 Specimen Underwriters' Warrant Certificate, incorporated by reference to exhibit 4.14 on Form S-3A, File No. 333-92591

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

10.16 Amendment to the Common Stock Purchase Agreement between WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated June 14, 1999, incorporated by reference to Exhibit 10.14 on Form S-3, File No. 333-82855.

10.17 Merger Agreement between WaveRider Communications Inc and TTI Merger Inc and Transformation Techniques, Inc. and Peter Bonk, incorporated by reference to Exhibit 10.1 in Form 8-K filed June 30, 1999

10.18    Employment   agreement   between   Mr.   Peter   Bonk   and   WaveRider
         Communications (USA) Inc., dated June 11, 1999, incorporated by reference to Exhibit 10.2 in Form 8-K filed June 30, 1999.

10.19    Loan  Agreement   between  WaveRider   Communications   Inc.  and  AMRO
         International, S.A. dated October 15, 1999, incorporated by reference to Exhibit 10.1 in Form 10-Q for the quarter ended September 30, 1999.

10.20 Common Stock Purchase Agreement between WaveRider Communications Inc. and Radyr Group Investments dated October 18, 1999, incorporated by reference to Exhibit 10.2 in Form 10-Q for the quarter ended September 30, 1999.

10.21 Underwriting Agreement between WaveRider Communications Inc. and Groome Capital.com Inc. dated December 17, 1999 incorporated by reference to exhibit 10.19 on Form S-3A, File No. 333-92591.

21       *Subsidiaries

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the 4th quarter of 1999.

Exhibit 21

SUBSIDIARIES

The company has a wholly owned subsidiary, WaveRider Communications (USA) Inc. (formerly TTI Merger, Inc.), incorporated under the laws of the State of Nevada, on May 19, 1999.

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

                           DECEMBER 31, 1999

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

                           3. CONSOLIDATED STATEMENTS OF LOSS

                           4. CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                           5. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PricewaterhouseCoopers
--------------------------------------------------------------------------------
                                                     PricewaterhouseCoopers
                                                     Chartered Accountants
                                                     145 King Street West
                                                     Toronto Ontario
                                                     Canada M5H 1V8
                                                     Telephone +1 (416) 869-1130
                                                     Facsimile +1 (416) 863-0926









February 4, 2000, except for note 20 which is February 14, 2000

To Stockholders and Board of Directors WaveRider Communications Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of WaveRider Communications Inc. at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The financial statements of WaveRider Communications Inc. for each of the periods from inception on August 6, 1987 to December 31, 1997 were audited by other independent accountants whose report dated March 20, 1998 (and March 22, 1999 for Note 15, prior period adjustment) on those statements included an explanatory paragraph that described the substantial doubt about the ability of the Company to continue as a going concern as discussed in Note 1 to the financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated commercially significant revenues from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP


PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

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

/s/ Johnson, Holscher & Company, P.C.

March 20, 1998
March 22, 1999, Note 15. Prior Period Adjustment

Member of the American Institute of Certified Public Accountants       5975 Greenwood Plaza Boulevard, Suite 140
Member of the Private Companies Practice Section                              Greenwood Village, Colorado, 80111
Member of the SEC Practice Section                                                                (303) 694-2727
                                                                                             Fax  (303) 694-3172

                                       24

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(in U.S. dollars)

                                                                                         December 31

                                                                                     1999           1998
ASSETS

Current

    Cash and cash equivalents ..............................................   $  5,540,917    $  3,047,257
    Accounts receivable [Note 5] ...........................................        707,619          71,257
    Prepaid expenses .......................................................        128,451          26,730
    Inventories [Note 6] ...................................................        609,363         150,494
                                                                               ------------    ------------

                                                                                  6,986,350       3,295,738

Fixed Assets [Note 7] ......................................................        978,160         808,531
Acquired core technologies [Note 8] ........................................      1,203,837            --
Goodwill [Note 9] ..........................................................        912,169          42,565
                                                                               ------------    ------------

                                                                               $ 10,080,516    $  4,146,834
                                                                               ============    ============
LIABILITIES

Current

    Accounts payable and accrued liabilities [Note 10] .....................   $  1,654,401    $    942,192
    Deferred revenue .......................................................         41,035          39,558
    Current portion of obligation under capital lease [Note 11] ............         68,073          54,161
                                                                               ------------    ------------

                                                                                  1,763,509       1,035,911

Obligation under capital lease [Note 11] ...................................         18,625          12,555
                                                                               ------------    ------------

                                                                                  1,782,134       1,048,466
                                                                               ------------    ------------
SHAREHOLDERS' EQUITY [Note 12]

Preferred Stock, $.001 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 764,000 shares in 1999 and 800,000 in 1998 ......            764             800
Common Stock, $.001 par value per share: authorized - 100,000,000 shares;
    issued and outstanding - 43,903,145 shares in 1999 and 31,501,481 shares
        in 1998 ............................................................         43,903          31,501
Additional paid in capital .................................................     22,599,172      10,817,075
Other equity ...............................................................      3,565,327       1,503,782
Deficit accumulated during the development stage ...........................    (17,910,784)     (9,254,790)
                                                                               ------------    ------------

                                                                                  8,298,382       3,098,368
                                                                               ------------    ------------
                                                                               $ 10,080,516    $  4,146,834
                                                                               ============    ============

Commitments (Note 11)

Approved by the Board            Director            Director

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF LOSS
(in U.S. dollars)


                                                                                           From Inception
                                                        Year ended December 31            on August 6, 1987
                                                1999            1998            1997    to December 31, 1999

REVENUE

Product sales ..........................   $  1,519,469    $     41,133    $       --      $  1,560,602
Internet sales .........................        196,576         164,749          77,459         438,784
Interest and other .....................         48,096          49,105            --           120,769
                                           ------------    ------------    ------------    ------------
                                              1,764,141         254,987          77,459       2,120,155

COST OF PRODUCT AND INTERNET SALES

Product sales ..........................      1,225,194          13,445            --         1,238,639
Internet sales .........................         69,621          62,022          21,798         153,441
                                           ------------    ------------    ------------    ------------

                                              1,294,815          75,467          21,798       1,392,080
                                           ------------    ------------    ------------    ------------

GROSS MARGIN ...........................        469,326         179,520          55,661         728,075
                                           ------------    ------------    ------------    ------------

EXPENSES

Selling, general and administration ....      5,357,587       2,807,181         962,346      11,594,325
Research and development ...............      3,028,555       1,814,617         405,705       5,334,576
Depreciation and amortization ..........         35,034          35,240          12,570         150,701
                                           ------------    ------------    ------------    ------------

                                              8,421,176       4,657,038       1,380,621      17,079,602
                                           ------------    ------------    ------------    ------------

NET LOSS BEFORE TAXES ..................     (7,951,850)     (4,477,518)     (1,324,960)    (16,351,527)

DEFERRED TAX RECOVERY ..................        504,000            --              --           504,000
                                           ------------    ------------    ------------    ------------

NET LOSS ...............................     (7,447,850)     (4,477,518)     (1,324,960)    (15,847,527)
                                           ============    ============    ============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE .   $      (0.25)   $      (0.18)   $      (0.11)   $      (2.49)
                                           ============    ============    ============    ============
     [Note 17]

Weighted Average Number of Common Shares     34,258,565      29,485,320      12,299,522       7,199,334
                                           ============    ============    ============    ============


REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)


                                                                                                      From Inception
                                                                   Year ended December 31            on August 6, 1987
                                                          1999            1998             1997     to December 31,1999

OPERATIONS

Net loss ..........................................   $ (7,447,850)   $ (4,477,518)   $ (1,324,960)   $(15,847,527)
Items not involving cash
    Depreciation and amortization .................        736,875         304,347          77.964       1,187,043
    Loss on sale of equipment .....................           --              --            13,855          91,616
    Options issued to consultants .................         70,412         341,809         289,830         702,051
    Compensatory shares issued to employees .......        457,007            --              --           457,007
    Compensatory options issued to employees ......         32,763            --              --            32,763
    Warrants issued on financing and other services        360,098         313,325            --           673,423
    Foreign exchange loss .........................         22,044         (18,340)           --             3,704
    Deferred tax recovery .........................       (504,000)           --              --          (504,000)
Net changes in non-cash
  working capital items [Note 13] .................       (851,165)        560,144          17,930        (163,022)
                                                      ------------    ------------    ------------    ------------

                                                        (7,123,816)     (2,976,233)       (925,381)    (13,366,942)
                                                      ------------    ------------    ------------    ------------

INVESTING

Acquisition of fixed assets .......................       (376,767)       (612,184)       (380,320)     (1,533,597)
Purchase of Transformation Techniques Inc. [Note 4]       (655,288)           --              --          (655,288)
Purchase of Internet service business [Note 4] ....           --              --           (38,851)        (38,851)
                                                      ------------    ------------    ------------    ------------
                                                        (1,032,055)       (612,184)       (419,171)     (2,227,736)
                                                      ------------    ------------    ------------    ------------

FINANCING

Proceeds from sale of shares
   and warrants (net of issue fees) ...............     10,909,353       6,350,833       1,780,489      21,542,434
Dividends on preferred shares .....................       (158,144)        (80,000)           --          (238,144)
Loans from affiliates .............................           --              --              --             2,657
Payments on capital lease obligations .............       (105,848)        (68,216)           --          (170,833)
                                                      ------------    ------------    ------------    ------------
                                                        10,645,361       6,202,617       1,780,489      21,136,114
                                                      ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash ...........          4,170          (4,689)           --              (519)
                                                      ------------    ------------    ------------    ------------

Increase in cash and cash equivalents .............      2,493,660       2,609,511         435,937       5,540,917

Cash and cash equivalents, beginning of period ....      3,047,257         437,746           1,809            --
                                                      ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,

  end of period ...................................      5,540,917       3,047,257         437,746       5,540,917
                                                      ============    ============    ============    ============

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in U.S. dollars)
Years ended December 31

                                                                                                 Additional
                                              Common Shares             Preferred Shares           Paid-in         Share
                                           Number      Par Value     Number      Par Value         Capital        Capital
                                        ---------------------------------------------------------------------------------------
Issuances                                  4,000,000      $ 4,000                                      $ 6,000      $ 10,000
Net income                                                                                                                 -
                                        ---------------------------------------------------------------------------------------
December 31, 1987                          4,000,000        4,000           -               -            6,000        10,000
Issuances                                  2,780,000        2,780                                        4,170         6,950
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1988                          6,780,000        6,780           -               -           10,170        16,950
Issuances                                  2,008,000        2,008                                       19,618        21,626
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1989                          8,788,000        8,788           -               -           29,788        38,576
Adjustment to offering costs                                                                           (10,500)      (10,500)
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1990, 1991 & 1992             8,788,000        8,788           -               -           19,288        28,076
Reverse stock split                       (8,700,120)      (8,700)                                       8,700             -
Issuances                                  1,200,000        1,200                                        6,300         7,500
Share subscriptions                                                                                                        -
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1993                          1,287,880        1,288           -               -           34,288        35,576
Issuances                                  3,218,181        3,218                                    1,764,424     1,767,642
Subscriptions returned                                                                                                     -
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1994                          4,506,061        4,506           -               -        1,798,712     1,803,218
Issuances                                    100,000          100                                      199,900       200,000
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1995                          4,606,061        4,606           -               -        1,998,612     2,003,218
Shares cancelled                             (50,002)         (50)                                                       (50)
Issuances                                    628,500          629                                      497,962       498,591
Net loss                                                                                                                   -
                                        ---------------------------------------------------------------------------------------
December 31, 1996                          5,184,559        5,185                                    2,496,574     2,501,759
Issuances                                  2,693,000        2,693   4,298,125           4,298          299,249       306,240
(Note 12B(i), (ii), (iv), (xiii))
Conversions & exercises                   19,040,822       19,041    (298,125)           (298)       1,683,547     1,702,290
(Note 12B (i), (ii), 12E)
Options to non-employees (note 12E)                                                                                        -
Net loss                                                                                                                   -
Shares in escrow (note 12B(iv))                                    (4,000,000)         (4,000)                        (4,000)
                                        ---------------------------------------------------------------------------------------
December 31, 1997                         26,918,381     $ 26,919           -               -      $ 4,479,370    $4,506,289
                                        ---------------------------------------------------------------------------------------

                                         Warrants                                   Other
                                          Number         Amount       Other        equity         Deficit          Total
                                        -------------------------------------------------------------------------------------
Issuances                                                                                   -                       $ 10,000
Net income                                                                                  -              56             56
                                        -------------------------------------------------------------------------------------
December 31, 1987                                  -             -           -              -              56         10,056
Issuances                                                                                   -                          6,950
Net loss                                                                                    -          (5,380)        (5,380)
                                        -------------------------------------------------------------------------------------
December 31, 1988                                  -             -           -              -          (5,324)        11,626
Issuances                                                                                   -                         21,626
Net loss                                                                                    -          (5,112)        (5,112)
                                        -------------------------------------------------------------------------------------
December 31, 1989                                  -             -           -              -         (10,436)        28,140
Adjustment to offering costs                                                                -                        (10,500)
Net loss                                                                                    -         (17,640)       (17,640)
                                        -------------------------------------------------------------------------------------
December 31, 1990, 1991 & 1992                     -             -           -              -         (28,076)             -
Reverse stock split                                                                         -                              -
Issuances                                                                                   -                          7,500
Share subscriptions                                                    100,000        100,000                        100,000
Net loss                                                                                    -        (177,686)      (177,686)
                                        -------------------------------------------------------------------------------------
December 31, 1993                                  -             -     100,000        100,000        (205,762)       (70,186)
Issuances                                                                                   -                      1,767,642
Subscriptions returned                                                (100,000)      (100,000)                      (100,000)
Net loss                                                                                    -      (1,215,576)    (1,215,576)
                                        -------------------------------------------------------------------------------------
December 31, 1994                                  -             -           -              -      (1,421,338)       381,880
Issuances                                                                                   -                        200,000
Net loss                                                                                    -      (1,054,085)    (1,054,085)
                                        -------------------------------------------------------------------------------------
December 31, 1995                                  -             -           -              -      (2,475,423)      (472,205)
Shares cancelled                                                                            -                            (50)
Issuances                                                                                   -                        498,591
Net loss                                                                                    -        (121,776)      (121,776)
                                        -------------------------------------------------------------------------------------
December 31, 1996                                  -             -           -              -      (2,597,199)       (95,440)
Issuances                                 16,083,750       101,890                    101,890         (62,848)       345,282
(Note 12B(i), (ii), (iv), (xiii))
Conversions & exercises                  (14,592,572)      (91,411)   (171,672)      (263,083)                     1,439,207
(Note 12B (i), (ii), 12E)
Options to non-employees (note 12E)                                    289,830        289,830                        289,830
Net loss                                                                                    -      (1,324,960)    (1,324,960)
Shares in escrow (note 12B(iv))                                                             -                         (4,000)
                                        -------------------------------------------------------------------------------------
December 31, 1997                          1,491,178      $ 10,479   $ 118,158      $ 128,637    $ (3,985,007)     $ 649,919
                                        -------------------------------------------------------------------------------------



REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in U.S. dollars)

Years ended December 31

                                                                                                 Additional
                                         Common Shares                    Preferred Shares         Paid-in         Share
                                             Number       Par Value      Number    Par Value       Capital        Capital
                                         ---------------------------------------------------------------------------------------
December 31, 1997                            26,918,381       $ 26,919          -            -     $ 4,479,370    $ 4,506,289
Issuances                                     1,670,360          1,670    800,000          800       4,787,697      4,790,167
(Note 12B(iii), (v), (vi), (vii), 12E, 12F)
Conversions & exercises                      12,912,740         12,912                               1,550,008      1,562,920
(Note 12B (ii), (iii), (iv), 12E)
Options to non-employees (note 12E)                                                                                         -
Dividends on preferred shares                                                                                               -
Net loss                                                                                                                    -
Shares in escrow (note 12B(iv))             (10,000,000)       (10,000)                                               (10,000)
                                         ---------------------------------------------------------------------------------------
December 31, 1998                            31,501,481         31,501    800,000          800      10,817,075     10,849,376

Issuances  (Note 12B(v), (ix), (x),          10,857,766         10,858                              10,026,885     10,037,743
 (xi), (xii), 12E, 12F)
Conversions & exercises                         441,440            441    (36,000)         (36)        322,933        323,338
(Note 12B (iii), 12E)
Release of shares from escrow                   450,000            450                                 533,925        534,375
(Note 12B(iv))
Issue for purchase of subsidiary                384,588            385                                 441,615        442,000
(Note 12B(viii))
Issued as compensation (Note 12F)               267,870            268                                 456,739        457,007
Compensatory options to employees
(Note 12E)
Options to non-employees (Note 12E)                                                                                         -
Dividends on preferred shares                                                                                               -
Net loss                                                                                                                    -
                                         ---------------------------------------------------------------------------------------
December 31, 1999                            43,903,145       $ 43,903    764,000        $ 764    $ 22,599,172   $ 22,643,839
                                         =======================================================================================

                                             Warrants                                  Other
                                              Number        Amount        Other       equity         Deficit          Total
                                         ------------------------------------------------------------------------------------
December 31, 1997                             1,491,178      $ 10,479   $ 118,158     $ 128,637     $ (3,985,007)    $ 649,919
Issuances                                     2,850,000     1,387,004                 1,387,004         (712,265)    5,464,906
(Note 12B(iii), (v), (vi), (vii), 12E, 12F)
Conversions & exercises                      (1,961,178)     (100,049)   (253,619)     (353,668)                     1,209,252
(Note 12B (ii), (iii), (iv), 12E)
Options to non-employees (note 12E)                                       341,809       341,809                        341,809
Dividends on preferred shares                                                                 -          (80,000)      (80,000)
Net loss                                                                                      -       (4,477,518)   (4,477,518)
Shares in escrow (note 12B(iv))                                                               -                        (10,000)
                                         --------------------------------------------------------------------------------------
December 31, 1998                             2,380,000     1,297,434     206,348     1,503,782       (9,254,790)    3,098,368

Issuances  (Note 12B(v), (ix), (x),           4,309,629     2,063,717                 2,063,717       (1,050,000)   11,051,460
 (xi), (xii), 12E, 12F)
Conversions & exercises                         (30,000)       (5,717)    (99,630)     (105,347)                       217,991
(Note 12B (iii), 12E)
Release of shares from escrow                                                                                          534,375
(Note 12B(iv))
Issue for purchase of subsidiary                                                                                       442,000
(Note 12B(viii))
Issued as compensation (Note 12F)                                                                                      457,007
Compensatory options to employees                                          32,763        32,763                         32,763
(Note 12E)
Options to non-employees (Note 12E)                                        70,412        70,412                         70,412
Dividends on preferred shares                                                                 -         (158,144)     (158,144)
Net loss                                                                                      -       (7,447,850)   (7,447,850)
                                         --------------------------------------------------------------------------------------
December 31, 1999                             6,659,629   $ 3,355,434   $ 209,893   $ 3,565,327    $ (17,910,784)  $ 8,298,382
                                         ======================================================================================

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999



1. GOING CONCERN

These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $ 7,447,850 for the year ended December 31, 1999 (1998 - $4,477,518) and reported a deficit at that date of $16,860,784 (1998 - $9,254,790). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. The circumstances, together with the requirements to continue investing in research and development activities to meet the Compnay's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend some doubt as to the ability of the Company to continue in normal business operations. In recognition of this issue, the Company entered into an underwriting on December 23, 1999 thereby raising $10 million. The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

2. NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, is a public company traded on the OTC Bulletin Board using the trading symbol WAVC.

The Company develops and markets wireless data communications products, throughout the world, focusing on Internet connectivity. The Company's primary market is telecommunications companies and Internet Service Providers (ISP's) supplying high speed wireless internet connectivity to their customers. A significant secondary market is that of Value Added Resellers, either directly or through distribution, to allow them to supply their customers with wireless connectivity for local area networks.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, WaveRider Communications (USA) Inc., a Nevada Corporation, WaveRider Communications (Canada) Inc., a British Columbia company, and JetStream Internet Services Inc., a British Columbia company.

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

Revenue recognition and deferred revenue -The Company generally recognizes product revenue upon shipment of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Revenue from service obligations is deferred and generally recognized ratably over the period of the obligation. The Company accrues for warranty costs, sales returns, and other allowances at the time of shipment based on its experience.

Fees billed for internet services on long-term service contracts are recognized over the period of the contracts.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

Financial instruments - Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value. Unless otherwise indicated, the fair values of financial instruments approximate their recorded amounts.

By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The contract or notional amounts of these instruments reflect the extent of involvement WaveRider has in particular classes of financial instruments. The maximum potential loss may exceed any amounts recognized in the Consolidated Balance Sheets. However, WaveRider's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments. WaveRider seeks to reduce credit risk on financial instruments by dealing only with financially secure counterparties. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures. WaveRider seeks to limit its exposure to credit risks in any single country or region.

By virtue of its international operations, the Company is exposed to fluctuations in currency. WaveRider manages its exposure to these market risks through its regular operating and financing activities. The Company is subject to foreign currency risk on its Canadian business activities.

The fair values of cash on deposit with commercial banks, accounts receivable and accounts payable and accrued liabilities approximate recorded amounts because of the short period to receipt or payment of cash.

Cash and cash equivalents - All liquid investments having an original maturity not exceeding three months are treated as cash equivalents.

Inventory - Inventory is stated at the lower of cost and net realizable value. Cost is determined on the weighted average cost basis.

Fixed assets - Fixed assets are recorded at cost and depreciated over the estimated lives of the assets, commencing at the time the assets are put into use, as follows:

      - Computer  software - 50% -  declining  balance
      - Computer  equipment  - 30% - declining  balance
      - Lab  equipment  and  tools  - 25% -  declining  balance
      - Equipment and fixtures - 20% - declining  balance
      - Leasehold  improvements  - 2 years - straight line

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

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

Stock options - The Company applies SFAS 123, together with APB 25 as permitted under SFAS 123, in accounting for its stock option plan. Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statement of loss over the option vesting period or upon meeting certain performance criteria. In accordance with SFAS 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statement of loss in the period in which the services are rendered.

Research and development costs - Research and development costs are charged to expense as incurred.

Acquired core technologies - Acquired research and development costs are recorded at cost and amortized using the straight-line method over a period of three years. The value of the acquired research and development is regularly evaluated and, in the event that the carrying amount exceeds the related estimated net cash flows on a non discounted basis, the acquired research and development is written down.

Goodwill - Goodwill is recorded at cost and amortized using the straight-line method over a period of three years. The value of goodwill is regularly evaluated and, in the event that the carrying amount exceeds the related estimated net cash flows on a non discounted basis, goodwill is written down.

4.  ACQUISITION OF SUBSIDIARIES

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

During the third quarter of 1999, and prior to any release of the escrow shares, two of the shareholders agreed to donate back to the Company 500,000 shares each. These shares have been received by the Company and returned to treasury.

The first milestone related to the release of the common shares held in escrow was met with the delivery of prototype product on August 18, 1999. As a result, the first 5% of the shares held under the Escrow Agreement, valued at $534,375, were released. The valuation was based on the closing price of the common stock on August 18, 1999 of $1.1875 per share.

At the time, there was no reasonable assurance of future revenue to allocate a portion of the value of this share release to acquired in process research and development or to acquired core technology. Accordingly, the cost of $534,375 was charged to goodwill in the third quarter of 1999.

The balance of the shares will be considered to be issued when the performance events contemplated in the Escrow Agreement have occurred and the shares will be valued and recorded at that date.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

Jetstream Internet Services Inc. - On August 1, 1997, Jetstream Internet Services Inc., a newly created subsidiary, acquired as a going concern all of the assets and liabilities of an internet service provider in the Province of British Columbia, Canada. The acquisition was accounted for using the purchase method of accounting with the purchase price assigned as follows:

Current assets ....   $  9,869
Current liabilities    (76,989)
Equipment .........     27,315
Goodwill ..........     78,656
                      --------

Cash consideration    $ 38,851
                      ========

WaveRider Communications (USA) Inc. - Effective June 11, 1999, the Company acquired, through a merger with the Company's newly formed subsidiary, TTI Merger Inc., all of the issued and outstanding shares of Transformation Techniques, Inc. ("TTI"). Subsequently the subsidiary changed its name to WaveRider Communications (USA) Inc.

TTI was a designer and manufacturer of wireless radio frequency communications systems, offering wireless data, bridging and LAN connectivity systems in both licensed and unlicensed frequencies. It had product design, manufacturing and head office facilities in Cleveland, Ohio as well as sales and support operations in California and Louisiana.

The transaction, accounted for as a purchase, is summarized as follows:

Other current assets ........................................   $   345,265
Bank indebtedness ...........................................      (401,303)
Accounts payable and accrued liabilities ....................      (593,582)
Deferred tax liability ......................................      (504,000)
                                                                -----------

Net liabilities assumed .....................................    (1,153,620)
Goodwill ....................................................       504,000
Acquired core technologies ..................................     1,444,605
                                                                -----------

Total consideration received ................................   $   794,985
                                                                ===========

Cash paid on closing ........................................   $   253,985
Issuance of shares, including reset shares
issued pursuant to certain market value
share performance provisions -
384,588 shares of common stock ..............................       442,000
Note payable, included in accounts payable
and accrued liabilities .....................................        99,000
                                                                -----------

Total consideration given ...................................   $   794,985
                                                                ===========

The cash effect of this transaction is summarized as follows:

Bank indebtedness acquired ..................................   $   401,303
Cash paid on closing ........................................       253,985
                                                                -----------

Net cash paid ...............................................   $   655,288
                                                                ===========

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1998:

                                             1999                1998
                                      -----------------------------------
                                          (unaudited)         (unaudited)

Pro forma consolidated revenue        $    2,369,510     $      2,506,709
                                      ===================================

Pro forma consolidated net loss       $   (7,755,009)    $     (4,611,154)
                                      ===================================

Pro forma consolidated basic and
fully diluted loss per share          $        (0.23)     $         (0.18)
                                      ===================================

5. ACCOUNTS RECEIVABLE

                                             1999                1998
                                      -----------------------------------

Accounts receivable - trade                 $665,525      $        52,281
Other receivables                           108,410               22,237
Allowance for doubtful accounts             ( 66,316)             (3,261)
                                      -----------------------------------

                                      $      707,619      $        71,257
                                      ===================================


6. INVENTORIES

                                              1999               1998
                                      -----------------------------------

Finished products                     $      161,350      $       128,740
Raw materials                                448,013               21,754
                                      -----------------------------------

                                      $      609,363      $       150,494
                                      ===================================


7.  FIXED ASSETS

                                                     Accumulated   Net Book                       Accumulated   Net Book
                                                    Depreciation/    Value                       Depreciation/    Value
                                          Cost      Amortization     1999               Cost     Amortization     1998
                                     -----------------------------------------------------------------------------------

Computer software                    $    520,254    $ 275,933    $ 244,321         $   326,079   $ 139,187    $ 186,892
Computer equipment                        411,122      121,688      289,434             259,405      53,597      205,808
Lab equipment and tools                   445,023      139,773      305,250             370,043      56,501      313,542
Equipment and fixtures                    142,977       33,406      109,571              99,755      14,335       85,420
Leasehold improvements                     73,113       43,529       29,584              40,242      23,373       16,869
                                     -----------------------------------------------------------------------------------

                                     $  1,592,489   $ 614,329     $ 978,160         $ 1,095,524   $ 286,993    $ 808,531
                                     ===================================================================================

Computer software includes $6,346 (1998 - Nil) net of accumulated depreciation of $3,935 (1998 - Nil), Computer equipment includes $11,584 (1998 - Nil) net of accumulated depreciation of $3,838 (1998 - Nil), Lab Equipment and tools includes $144,329 (1998 - $ 119,787) net of accumulated depreciation of $53,052 (1998 - $15,145) and Equipment and fixtures includes $29,933 (1998 - Nil) net of accumulated depreciation of $2,112 (1998 - Nil) related to capital leases.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

8. ACQUIRED CORE TECHNOLOGIES

                                                    1999              1998
                                             ----------------------------------

Cost (Note 4)                                $    1,444,605       $           -
Less: accumulated amortization                     (240,768)                  -
                                             ----------------------------------

                                             $    1,203,837       $           -
                                             ==================================

9.       GOODWILL

                                                    1999              1998
                                             ----------------------------------

Cost (Note 4 and 12B(iv)                     $    1,117,031       $      78,656
Less: accumulated amortization                     (204,862)            (36,091)
                                             -----------------------------------

                                             $      912,169       $      42,565
                                             ==================================

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                    1999              1998
                                             ----------------------------------

Accounts payable - trade                      $    1,082,733      $     121,339
Accrued liabilities - trade                          262,489            332,191
Accrued salaries and benefits                        309,179            270,243
Accrued cost of private share placement                    -            218,419
                                             ----------------------------------

                                             $     1,654,401      $     942,192
                                             ==================================

11. COMMITMENTS

Obligation under Capital Lease

                                                     1999            1998
                                             ----------------------------------
Gross Lease commitments:

1999                                         $             -      $      63,517
2000                                                  95,820             13,640
2001                                                  24,919                  -
2002                                                     273                  -
                                             ----------------------------------

                                                     121,012             77,157
Less: imputed interest                               (34,314)           (10,441)
                                             ----------------------------------

                                                      86,698             66,716
  Less: current portion                              (68,073)           (54,161)
                                             ----------------------------------

Long-term obligation under capital lease     $        18,625      $      12,555
                                             ==================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

Operating Leases

2000             $ 214,399
2001               181,503
2002               177,795
2003               177,795
2004                60,067


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

         During the 2nd quarter of 1998, 410,000 of the warrants were exercised for cash proceeds of $512,500. During the 4th quarter of 1998, 60,000 warrants were exercised for cash proceeds of $75,000. The remaining 30,000 were exercised during the 1st quarter of 1999 for cash proceeds of $37,500.

iv) Series B preferred shares - 4,000,000 Series B preferred shares were issued upon the acquisition of Major Wireless Communication Inc. (note
         4). The shares were voting and convertible into common shares at a ratio of ten common shares for each preferred share. Each preferred share entitled the holder to 10 votes.

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

         During the third quarter of 1999, and prior to any release of the escrow shares, two of the shareholders agreed to donate back to the Company 500,000 shares each. These shares have been received by the Company and returned to treasury.

         The first milestone related to the release of the common shares held in escrow was met with the delivery of prototype product on August 18, 1999. As a result, the Company requested and the Escrow Agent released the first 5% of the shares held under the Escrow Agreement, valued at $534,375. The valuation was based on the closing price of the common stock on August 18, 1999, of $1.1875 per share.

         As the remainder of the shares are held in escrow, the number of shares outstanding and the par value ascribed is not recorded in the respective share capital accounts. The shares will be considered to be issued when the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

v)       Common  share  purchase  agreement  - Under  a  Common  Share  Purchase
         Agreement dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants.

         On December 29th, 1998 the Company issued 1,167,860 common shares in the First Tranche at $2.57 per share for cash proceeds of $3,000,000. On June 4, 1999, the Company issued 1,660,945 common share in the Second Tranche at $1.81 per share for cash proceeds of $3,000,000.

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

         During 1999, the Company issued 1,002,441 common shares pursuant to the reset provisions of the First Tranche and 1,753,812 common shares pursuant to the reset provisions of the Second Tranche. In addition, the Company issued 70,198 common shares pursuant to an agreement to amend the timing of the resets of the Second Tranche. The $92,100 fair value of this transaction was included in share issue costs for the year. The $1,050,000 value of the 17.5% premium over the Reset Price has been recorded as a dividend in 1999. During the third quarter of 1999, the Company informed the investors that it would not be taking up its option to sell the Third and Final Tranche of shares to the investors.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

         In 1998, as part of the agreement, the Company issued to the investors four groups of warrants as follows: 225,000 with an exercise price of $2.00, 225,000 with an exercise price of $2.61, 225,000 with an exercise price of $3.00 and 225,000 with and exercise price of $4.00. Each warrant entitles the holder to acquire one common share at the specified exercise price. The warrants expire on December 29, 2003.

         Cost of the transactions included fees of $142,508 related to the Second Tranche and $298,419 related to the First Tranche. In addition, 150,000 warrants with a fair value of $103,686 were issued, in 1998, to a placement agent. Each warrant entitles the holder to acquire one common share at an exercise price of $3.00 per share. The warrants expire on December 29, 2003.

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

         None of the warrants were exercised during the year.

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

         During the year, 36,000 share of preferred stock were converted to common shares and none of the warrants were exercised.

vii) Series G Warrants - As a commitment fee for the right to issue up to $2,000,000 in convertible debentures to certain investors, the Company issued the investors warrants to purchase 500,000 common shares at an exercise price of $1.50 per share. The warrants expire on December 15, 2003. The warrants have been recorded at their fair value of $313,325 with the costs charged to the consolidated statement of loss in 1998. The Company terminated the debenture agreement on January 8, 1999 without drawing any funds.

viii) Common Stock issued upon acquisition - On June 15, 1999, the Company finalized a merger agreement between Transformation Techniques, Inc. ("TTI") and a newly incorporated subsidiary, TTI Merger Inc. The new subsidiary subsequently changed its name to WaveRider Communications
         (USA) Inc.

         As part of the consideration, WaveRider issued 256,232 shares of common stock, having a market value of $442,000 to Mr. Peter Bonk, the sole shareholder of TTI, and TTI was merged into TTI Merger Inc. Prior to the merger agreement Mr. Bonk had no shareholding in or affiliation with WaveRider.

         Pursuant to the Acquisition Agreement, WaveRider was required to issue additional shares to Mr. Peter Bonk if the average bid price for the common stock for 5 days prior to certain future dates ("Reset Price") fell below the original price of the shares at acquisition. During the third quarter the Company issued 57,463 common shares pursuant to the first reset. During the fourth quarter, the Company issued a further 70,893 common shares pursuant to the second and the third resets. The additional shares issued do not affect the cost of the acquired company. WaveRider has now satisfied this requirement and there are no further resets (Note 4).

ix) Series H Warrants - On June 29, 1999, the Company issued, for services rendered, warrants to purchase 500,000 common shares at an exercise price of $2.00 per share, up to June 29, 2004. The warrants have been recorded at their fair value of $295,120 with the costs charged to the consolidated statement of loss in 1999.

x) Loan Agreement - On October 15, 1999, the Company entered into a loan agreement with AMRO International, S.A. ("AMRO") under which the Company borrowed from AMRO $1,500,000 payable on or before May 23, 2000. Under the terms of the agreement, the Company paid interest at 10% per annum and was subject to a repayment premium of 5% of the outstanding balance if the loan was repaid within 120 days or a 10% premium if paid after 120 days.

         Pursuant to a loan agreement the Company issued warrants to purchase 180,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $64,978 with the costs charged to the consolidated statement of loss in 1999.

         The loan was repaid in full on December 23, 1999. None of the warrants were exercised in 1999.

xi) Common Stock Purchase Agreement - Under a Common Stock Purchase Agreement, dated October 18, 1999, the Company agreed to sell and the investor to buy up to $5,000,000 in common shares of the Company. Pursuant to the agreement the Company issued warrants to purchase 200,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $72,198 with the costs charged against the investment made in December.

         In December, the investor purchased 400,000 shares of common stock at $1.35 per share, for cash proceeds of $540,000 less fees $33,400.

         In connection with the public underwriting completed on December 23, 1999, the investor agreed to the termination of the Common Stock Purchase Agreement and committed to purchase $4,000,000 in common stock units. During 1999, the investor purchased 1,525,926 common share units, consisting of one common share and a half of a common share purchase warrant, at $1.35 per unit, for cash proceeds of $2,060,000, less fees of $125,600. Based on the fair value of the underlying instruments within the common share unit, $1,625,815 of the total proceeds was allocated to common shares and the balance of $308,585 was allocated to the warrants.

xii) Public Underwriting - On December 20, 1999, the Company entered into an Underwriting Agreement with Groome Capital.com Inc. ("Groome"). Under the terms of the agreement, the Company sold 4,444,444 common stock units, consisting of one common share and one-half common share purchase warrant, for $1.35 per unit. The sale of units was completed on December 23, 1999 and the Company received cash proceeds of $6,000,000 less fees of $607,500. In addition, the Company issued to Groome with 444,444 Underwriter warrants which provide Groome with the right to purchase 444,444 common share units at $1.35 per unit for up to 2 years after the offering. Based on the fair value of the underlying instruments within the common share unit, $4,069,664 of the total proceeds was allocated to common shares, $898,792 was allocated to the share purchase warrants and the balance of $424,044 was allocated to the Underwriter warrants

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

xiii) Issued for services rendered - In the first and second quarter of 1997, the Company issued 908,000 common shares to individuals for services rendered. The fair value of the service, in the amount of $58,250, has been charged to the consolidated statement of loss in 1997.

C        Warrants

         The Company has several series of warrants outstanding at December 31, 1999 as follows:

                                       Number      Weighted-Average
                   Exercise Prices   Outstanding    Remaining Life

                        $1.01          380,000         46 months
                        $1.35          444,444         24 months
                        $1.50          500,000         48 months
                        $2.00        3,710,185         30 months
                        $2.50          800,000         6 months
                        $2.61          225,000         48 months
                        $3.00          375,000         48 months
                        $4.00          225,000         48 months
                                   --------------
                    $1.01 - $4.00    6,659,629
                                   --------------


D        Other Equity

                                     1999        1998         1997
                                -----------------------------------

Stock options to non-employees $ 177,130 $ 206,348 $ 118,158 Stock options to employees that
vested on performance               32,763            -           -
Warrants                         3,355,434    1,297,434      10,479
                                -----------------------------------

                                $3,565,327   $1,503,782  $  128,637
                                ===================================

E           Employee Stock Option Plans

1994 Compensatory Stock Option Plan-

In January 1997, the Company entered into employment and consulting agreements with various parties. Under these agreements, the parties were granted options to purchase 967,000 shares of the Company's common stock at $0.0625 per share. 93,200 of these options were exercised in the third quarter of 1997 with the balance being exercised in the fourth quarter of 1997 for total cash proceeds of $60,437. This plan was terminated in 1997.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

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

1999 Incentive and Nonqualified Stock Option Plan -

During 1999, the Company authorized a new option plan for a total of 3,000,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share which expire not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees the options vest equally over a three year period following the date of award.

Stock options to employees, directors and consultants are summarized as follows:

                                                                                         Weighted
                                                                                          Average
Granted to employees and directors                          Number   Exercisable       exercise price

Granted to employees & directors at $0.25 - $0.70        2,083,540                           0.48
Cancelled on termination                                  (265,288)                          0.25
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1997                             1,818,252       262,466        $    0.48

Granted to employees & directors @ $0.94 - $3.44         2,709,400                           1.32
Cancelled on termination                                  (140,080)                          0.99
Exercised                                                 (372,062)                          0.46
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1998                             4,015,510     2,596,641             0.92

Granted to employees & directors @ $0.78 - $2.66         2,754,610                           1.82
Cancelled on termination                                  (259,180)                          2.61
Exercised                                                 (282,440)                          0.49
-----------------------------------------------------------------------------------------------------

Balance at December 31, 1999                             6,228,500     3,196,447        $    1.31
-----------------------------------------------------------------------------------------------------

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999



                                                                                 Weighted
                                                                                  Average
Granted to consultants                              Number   Exercisable   exercise price
-----------------------------------------------------------------------------------------

Granted to consultants at $0.25 - $0.50          2,560,000                           0.44
Exercised                                         (500,000)                          0.30
-----------------------------------------------------------------------------------------

Balance at December 31, 1997                     2,060,000       390,000        $    0.47

Granted to consultants @ $0.98 - $1.82              95,000                           1.22
Cancelled by agreement                            (880,465)                          0.50
Cancelled for non-performance                      (10,000)                          1.82
Exercised                                         (579,500)                          0.49
-----------------------------------------------------------------------------------------

Balance at December 31, 1998                       685,035       189,125             0.51

Granted to consultants @ $2.09                       6,000                           2.09
Cancelled for non-performance                      (70,000)                          0.44
Exercised                                          (93,000)                          0.45
-----------------------------------------------------------------------------------------

Balance at December 31, 1999                       528,035       154,102        $    0.54
-----------------------------------------------------------------------------------------


                                 Number           Weighted average                              Number         Weighted average
         Range of            Outstanding at      exercise price of     Weighted average     Exercisable at      Exercise price
         Exercise              December 31          outstanding         remaining life       December 31,       of exercisable
          Prices                  1999                options              (months)               1999              options
----------------------- --------------------- -------------------- --------------------- ----------------- ---------------------

         $0.25 - $0.50               621,535             $ 0.45                  8                    270,477         $ 0.38
             $0.56                1,000,000              $ 0.56                 11                      50,000        $ 0.56
         $0.70 - $1.07            1,922,750              $ 1.03                 84                 1,653,063          $ 1.05
         $1.14 - $1.91            1,107,900              $ 1.48                 72                    946,125         $ 1.47
         $2.00 - $3.44            2,104,350              $ 2.11                 58                    430,884         $ 2.35

The fair value of each stock option granted to consultants was estimated on the date the consultant earned the option using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model: nil annual dividends (1998 - nil, 1997 - nil), expected volatility of 90% (1998 - 90%, 1997 - 90%), risk-free interest of 5.76% (1998 - 5.47%, 1997 - 5.76%) and expected life of 3 years (1998 - 3 years, 1997 - 3 years). The weighted average fair value of the stock options granted in 1999 was $1.41 (1998 - $0.71, 1997 - $0.49). The resulting values have been charged to the consolidated statement of loss over the contract period of the consultant. The amount charged to the consolidated statement of loss in 1999 was $70,412 (1998 - $341,809, 1997 - $289,830)

For  disclosure  purposes,  the  fair  value of each  stock  option  granted  to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1999: nil annual dividends (1998 - nil, 1997 - nil), expected volatility of 90% (1998 - 90%, 1997 - 90%), risk-free interest of 5.76% (1998 - 5.36%, 1997 - 5.77%) and expected life of 2 years (1998 - 2 years, 1997
- 2 years). The weighted average fair value of the stock options granted in 1999 was $1.08 (1998 - $0.53, 1997 - $0.15).

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

Under the above model, the total value of stock options granted to employees and directors in 1999 was $2,612,610 (1998 - $1,397,068), which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's loss and loss per share would have been $10,086,384 and $0.29 respectively (1998
- $5,662,881 and $0.20, 1997 - $1,344,584 and $0.11).

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

For disclosure purposes, the fair value of this private option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1999: nil annual dividends (1998 - nil, 1997 - nil), expected volatility of 90% (1998
- 90%, 1997 - 90%), risk-free interest of 5.76% (1998 - 5.36%, 1997 - 5.71%) and expected life of 2 years (1998 - 2 years, 1997 - 2 years). Had the Company determined compensation cost for these options in accordance with SFAS No. 123, the Company's 1999 pro forma loss and pro forma loss per share would not have changed (1998 -increased by $238,000 and $0.01, 1997 - increased by $42,000 and $0.01)

F. Employee Stock Compensation (1997) Plan - During 1997, the Company authorized an Employee Stock Compensation Plan for a total of 2,500,000 common shares that may be awarded to employees and certain consultants. During 1999, the Company authorized the issuance of 267,870 (1998 - 2,500, 1997 - Nil ) shares pursuant to the plan. The value of these shares at the date of the award was recorded in the Statement of Loss during the year.

13.      NET CHANGES IN NON-CASH  WORKING CAPITAL ITEMS RELATING TO OPERATIONS

                                                                   1999              1998               1997
                                                          --------------------------------------------------
Accounts receivable                                       $     (502,714)     $     (10,932)     $    (47,176)
Prepaid and other assets                                         (98,027)           (18,602)           12,802
Inventory                                                       (250,946)          (136,664)          (19,656)
Accounts payable and accrued liabilities                            (955)          708,658             47,805
Deferred revenue                                                   1,477            17,684             24,155
                                                          ---------------------------------------------------
                                                          $     (851,165)     $      560,144     $     17,930
                                                          ===================================================

14.      RELATED PARTY TRANSACTIONS

During the year, a total of $ 29,093 was paid or payable to directors and officers or to companies related to them for the fair value of their management and administrative services.

15.      PRIOR PERIOD ADJUSTMENTS

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

                                           Year Ended December 31, 1997 Inception to Dec. 31, 1997
                                       ----------------------------------------------------------------
                                          Restated     Originally         Restated          Originally
                                        Information     Reported         Information         Reported

Sales, general and administration      $     962,346   $   702,492    $     3,429,558   $     3,169,704
Research and development                     405,705       379,729            491,403           465,427
Depreciation and amortization                 12,570        12,570             80,427            80,427

Total expenses                             1,380,621     1,094,791          4,001,388         3,715,558
                                       ----------------------------------------------------------------

NET LOSS                               $  (1,324,960)  $(1,039,130)   $    (3,922,159)  $    (3,636,329)

BASIC AND FULLY DILUTED
LOSS PER SHARE                         $      (0.11)   $     (0.08)   $         (1.62)  $         (1.48)
                                       ================================================================
SHAREHOLDERS' EQUITY
Share Capital                          $   4,506,289   $ 4,286,248
Other Equity                                 128,637             -
Deficit accumulated during
development stage                         (3,985,007)   (3,636,329)
                                       ---------------------------

                                       $    649,919    $   649,919
                                       ===========================

In addition, note disclosure has been modified for the 1997 comparative figures to conform with generally accepted accounting principles.

16. INCOME TAXES

The Company's income tax provision has been determined as follows:

                                                                     1999             1998             1997
                                                                ----------------------------------------------

Net loss before taxes                                           $  7,951,850      $ 4,477,518      $ 1,324,960
                                                                ==============================================

Income taxes at 36.00% (1998 - 42.54%, 1997 - 42.54%)           $  2,863,000      $ 1,904,740         $563,600
Decrease resulting from permanent non-tax
   deductible expense                                               (67,300)         (144,000)               -
Tax benefit of losses not recognized in the accounts,
   included in valuation allowance                               (2,795,700)       (1,760,740)        (563,600)
                                                                ----------------------------------------------

                                                                $         -       $         -      $         -
                                                                ==============================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999


At December 31, 1999, the Company had approximately $14,197,000 of non capital losses available for income tax purposes. These losses are available to reduce taxable income in future and expire as follows:

               2009                                 $        847,000
               2010                                          316,000
               2011                                           64,000
               2012                                          181,000
               2017                                          769,000
               2018                                        4,339,000
               2019                                        7,681,000
                                                    ----------------

                                                    $     14,197,000
                                                    ================

                                                                           1999                     1998
                                                                       ------------------------------------
Tax benefit of losses carried forward for income tax purposes          $   5,111,000          $   2,772,000
Carrying amount of acquired core technologies in excess of
value for tax purposes                                                      (420,000)                     -
                                                                       ------------------------------------

                                                                           4,691,000              2,772,000
Less: timing difference amount recognized by drawdown/recording
of deferred taxes                                                           (420,000)                     -

Less: Valuation allowance                                                 (4,271,000)            (2,772,000)
                                                                       ------------------------------------

                                                                       $           -          $           -
                                                                       ====================================

17.   LOSS PER SHARE

                                                                          Year ended December 31, 1999
                                                                  Loss          Shares          Per share
                                                               (Numerator)   (Denominator)       Amount

Net Loss                                                     $ 7,447,850
Add:  Cash dividends paid on Preferred shares in year            158,144
     Deemed dividend on share resets (Note 12B(v))             1,050,000
     Convertible Preferred Shares                                      -
                                                             -----------
Basic LPS

  Loss attributable to common shareholders                   $ 8,655,994       34,258,565         $0.25
                                                             ==========================================

                                                                          Year ended December 31, 1998
                                                                 Loss           Shares           Per share
                                                              (Numerator)    (Denominator)        Amount

Net Loss                                                    $ 4,477,518
Add:  Dividends paid in year                                     80,000
          Convertible Preferred Shares [Note 12 B(vi)]          712,265
                                                            -----------
Basic LPS

  Loss attributable to common shareholders                  $ 5,269,783        29,485,320         $0.18
                                                            ===========================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999


                                                                       Year ended December 31, 1997
                                                               Loss             Shares           Per share
                                                           (Numerator)       (Denominator)        Amount

Net Loss                                                   $ 1,324,960
Add:  Dividends paid in year                                         -
      Convertible Preferred Shares [Note 12 B(ii)]              62,848
                                                           -----------

Basic LPS

  Loss available to common shareholders                    $ 1,387,808         12,299,522         $0.11
                                                           ============================================


The warrants, options and convertible preferred shares outstanding at the end of each year [Note 12] have not been included in the loss per share calculation as they are anti-dilutive. The shares held in escrow pertaining to the Major Wireless transaction [Note 4] have not been included from the loss per share calculation as they are contingently issuable shares.

18.      SEGMENTED INFORMATION

The Company's operates in two segments: wireless data communications and Internet services.

                                                                  Year ended December 31, 1999

                                                    Wireless Data       Internet Services          Total

REVENUE                                            $   1,566,587             $ 197,554          $ 1,764,141
COST OF SALES                                          1,225,194                69,621            1,294,815
                                                   --------------------------------------------------------

GROSS MARGIN                                             341,393               127,933              469,326
                                                   --------------------------------------------------------

EXPENSES

Selling, general and administration                    5,240,945               116,642            5,357,587
Research and development                               3,028,555                     -            3,028,555
Depreciation and amortization                                                   35,034               35,034
                                                   --------------------------------------------------------

                                                       8,269,500               151,676            8,421,176
                                                   --------------------------------------------------------

NET LOSS BEFORE TAXES                                 (7,928,107)              (23,743)          (7,951,850)

DEFERRED TAX RECOVERY                                    504,000                     -              504,000
                                                   --------------------------------------------------------

NET LOSS                                           $  (7,424,107)           $ (23,743)         $ (7,447,850)
                                                   =========================================================

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999



                                                                 Year ended December 31, 1998

                                                       Wireless Data     Internet Services           Total

REVENUE                                            $      90,238             $ 164,749         $    254,987
COST OF SALES                                             13,445                62,022               75,467
                                                   --------------------------------------------------------

GROSS MARGIN                                              76,793               102,727              179,520
                                                   --------------------------------------------------------

EXPENSES

Selling, general and administration                    2,721,525                85,656            2,807,181
Research and development                               1,814,617                     -            1,814,617
Depreciation and amortization                                                   35,240               35,240
                                                   --------------------------------------------------------

                                                       4,536,142               120,896            4,657,038
                                                   --------------------------------------------------------

NET LOSS                                           $(4,459,349)              $(18,169)         $ (4,477,518)
                                                   ========================================================


                                                                 Year ended December 31, 1997

                                                         Wireless Data    Internet Services          Total

REVENUE                                            $           -              $ 77,459         $     77,459
COST OF SALES                                                  -                21,798               21,798
                                                   --------------------------------------------------------

GROSS MARGIN                                                   -                55,661               55,661
                                                   --------------------------------------------------------

EXPENSES

Selling, general and administration                      906,661                55,685              962,346
Research and development                                 405,705                     -              405,705
Depreciation and amortization                                  -                12,570               12,570
                                                   --------------------------------------------------------

                                                     1,312,366                  68,255            1,380,621
                                                   --------------------------------------------------------

NET LOSS                                           $(1,312,366)              $ (12,594)        $ (1,324,960)
                                                   ========================================================


The total assets for the Internet Service segment was less than $50,000 in each of the periods. All Internet Service revenue was generated in Canada.

Wireless Data revenue in 1999 was $836,000 in the United States and $731,000 for the rest of the world. All long lived assets of the Company are located in Canada.

19.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

WaveRider Communications Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

Years ended December 31, 1999, 1998 and from inception on August 6, 1987 to December 31, 1999

20.      SUBSEQUENT EVENTS

Share Transactions

         As at February 14, 2000, the Company had issued 6,528,239 common shares for cash consideration of $11,129,334, net of fees of $117,400, as outlined below:

a) Common Stock Purchase Agreement - On January 4, 2000, the investor under the Common Stock Purchase Agreement, dated October 18, 1999, completed its commitment to purchase stock in connection with the public underwriting completed on December 23, 1999. At that time, the investor purchased the balance of 1,437,036 common share units for cash proceeds of $1,940,000 less fees of $117,400.

b) Conversion of Series C Preference Shares - holders of 132,000 shares of Series C preference stock converted to 132,000 shares of common stock.

c) Exercise  of Options - employees  and former  employees  exercised  1,015,850 options to purchase common stock for cash proceeds of $1,041,734 and non-employees exercised 88,625 options to purchase common stock for cash proceeds of $53,684

d) Warrants - the following warrants and options were exercised

                                   Number                Cash
          Exercise Prices        Exercised             Received

                $1.35              444,444           $   600,000
                $2.00            2,677,035             5,354,070
                $2.50               92,000               230,000
                $2.61              225,000               587,250
                $3.00              225,000               675,000
                $4.00              191,249               764,996
         ---------------------------------------------------------------
            $1.01 - $4.00        3,854,728           $ 8,211,316
         ---------------------------------------------------------------

In addition, warrants to purchase 150,000 shares of common stock at $2.00 were exercised using a cashless feature. This resulted in the issuance of 107,522 common shares and the return and cancellation of the balance of 42,478 warrants.

Memorandum of Understanding

On February 2, 2000,  the Company  entered  into a memorandum  of  understanding
(MOU) with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico, pending a formal agreement. When the terms of the MOU are ratified by formal agreement, WaveRider will grant VoIP exclusive rights to market WaveRider products in Mexico in exchange for commitments to procure a minimum of $28,000,000 of WaveRider products. As an incentive, WaveRider would issue to VoIP 4,500,000 Common Stock Purchase Warrants which VoIP will earn based on achievement of the minimum commitments.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 9, 2000            WAVERIDER COMMUNICATIONS INC.


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

         Name                        Title                           Date

/s/ D. Bruce Sinclair        President, Chief Executive         March 9, 2000
---------------------
D. Bruce Sinclair            Officer and Director

/s/ T. Scott Worthington     Chief Financial Officer            March 9, 2000
------------------------
T. Scott Worthington

/s/ Cameron A. Mingay        Secretary/Director                 March 9, 2000
---------------------
Cameron A. Mingay

/s/ Gerry Chastelet          Director                           March 9, 2000
-------------------
Gerry Chastelet

/s/ John Curry               Director                           March 9, 2000
--------------
John Curry

/s/ Guthrie Stewart          Director                           March 9, 2000
-------------------
Guthrie Stewart

/s/ Dennis R. Wing           Director                           March 9, 2000
------------------
Dennis R. Wing