Form 10-Q
period 2000-03-31
WAVERIDER COMMUNICATIONS INC
filed 2000-05-12
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


             255 Consumers Road, Suite 500, Toronto, Ontario M2J 1R4
         --------------------------------------------------------------
         (Address of principal executive offices and Zip (Postal) Code)

                                 (416) 502-3200
                           ---------------------------
                           (Issuer's telephone number)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 5, 2000

61,390,130 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended March 31, 2000


                                      INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION                                             3


Item 1.     Financial Statements                                            4-9

            Balance Sheets                                                    4

            Statements of Loss and Deficit                                    5

            Statements of Cash Flows                                          6

            Notes to Financial Statements                                   7-9


Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                                     10-11



PART II     OTHER INFORMATION                                                11


Item 6.     Reports on Form 8-K                                              11


            Signatures                                                       11

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements

                          WAVERIDER COMMUNICATIONS INC.

          Quarter ended March 31, 2000 and year ended December 31, 1999



   The Financial statements for the three months ended March 31, 2000 and 1999 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2000, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  Quarter ended      Year ended
                                                                                    March 31,        December 31,
                                                                                      2000               1999
                                                                                   (Unaudited)         (Audited)
                                                                                  --------------     -------------
ASSETS

Current
    Cash and cash equivalents                                                      $  16,147,254     $   5,540,917
    Accounts receivable [Note 3]                                                       1,043,563           707,619
    Prepaid expenses                                                                     147,263           128,451
    Inventories [Note 4]                                                               1,045,469           609,363


                                                                                      18,383,549         6,986,350
Fixed assets                                                                           1,094,985           978,160
Acquired core technologies                                                             1,083,453         1,203,837
Goodwill                                                                                 819,194           912,169
                                                                                   -------------------------------

                                                                                   $  21,381,181    $   10,080,516
                                                                                   ===============================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   1,780,860    $    1,654,401
    Deferred revenue                                                                      53,855            41,035
    Current portion of obligation under capital lease                                     88,094            68,073
                                                                                   -------------------------------

                                                                                       1,922,809         1,763,509

Obligation under capital lease                                                            47,435            18,625
                                                                                   -------------------------------

                                                                                       1,970,244         1,782,134

SHAREHOLDERS' EQUITY [Note 5]

Preferred  Stock,  $.001 par value per share:  authorized  -  5,000,000  shares;
    issued and outstanding 50,000 shares at March 31, 2000 and 764,000 shares
    December 31, 1999                                                                         50               764
Common Stock, $.001 par value per share: authorized - 100,000,000 shares;
    issued and outstanding - 52,700,623 at March 31, 2000
    43,903,145 shares December 31, 1999                                                   52,701            43,903
Additional paid in capital                                                            38,514,604        22,599,172
Other equity                                                                           1,328,736         3,565,327
Deficit                                                                              (20,485,154)      (17,910,784)
                                                                                     ------------------------------

                                                                                      19,410,937         8,298,382

                                                                                   $  21,381,181    $   10,080,516
                                                                                   ===============================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                (in U.S. dollars)


                                                                                   Quarter ended March 31
                                                                                 2000                   1999
                                                                       --------------------------------------------
REVENUE

Product sales                                                                $    757,219          $          4,995
Internet sales                                                                     48,933                    49,911


                                                                                  806,152                    54,906


COST OF PRODUCT AND INTERNET SALES                                                647,483                    32,169
                                                                       --------------------------------------------

GROSS MARGIN                                                                      158,668                    22,737
                                                                       --------------------------------------------
EXPENSES

Sales, general and administration                                               1,433,502                   813,405
Research and development                                                        1,396,178                   561,339
Interest                                                                         (126,151)                  (48,096)
                                                                       ---------------------------------------------

                                                                                2,703,529                 1,326,648
                                                                       --------------------------------------------

NET LOSS                                                               $       (2,544,861)         $     (1,332,228)
                                                                       =============================================

BASIC AND FULLY DILUTED LOSS PER SHARE                                 $            (0.05)         $          (0.04)
                                                                       =============================================

Weighted Average Number of Common Shares                                        49,263,629               31,594,604
                                                                       ============================================



OPENING DEFICIT                                                        $        (17,910,784)       $     (9,254,790)

NET LOSS FOR THE PERIOD                                                          (2,544,861)             (1,332,228)

DIVIDENDS ON PREFERRED SHARES                                                       (29,509)                (40,000)
                                                                       ---------------------------------------------

CLOSING DEFICIT                                                        $        (20,485,154)       $    (10,627,018)
                                                                       =============================================





See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                      Quarter ended March 31
                                                                                      2000                1999
                                                                             --------------------------------------
OPERATING

Net loss                                                                     $        (2,544,861)  $     (1,332,228)
Items not involving cash
    Depreciation and amortization                                                        353,253             78,946
    Options issued to consultants                                                              -             55,500
    Foreign exchange gain                                                                 (2,177)                 -
Net changes in non-cash operating working capital items                                 (646,691)          (382,126)
                                                                             ---------------------------------------

                                                                                      (2,840,476)        (1,579,908)
                                                                             ---------------------------------------
INVESTING

Acquisition of fixed assets                                                             (178,552)          (122,120)
                                                                             ---------------------------------------



FINANCING

Proceeds from sale of shares (net of issue fees)                                      13,686,924            102,803
Dividends on preferred shares                                                            (29,509)           (40,000)
Payments on capital lease obligations                                                    (31,290)           (29,068)
                                                                             ---------------------------------------

                                                                                      13,626,125             33,735
                                                                             --------------------------------------

Effect of exchange rate changes on cash                                                     (760)                 -
                                                                             --------------------------------------

Increase (decrease) in cash                                                           10,606,337         (1,668,293)

Cash, beginning of period                                                              5,540,917          3,047,257
                                                                             --------------------------------------

Cash, end of period                                                          $        16,147,254   $      1,378,964
                                                                             ======================================



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999

1)       NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on the OTC Bulletin Board, trading symbol WAVC.

The Company develops and markets wireless data communications products with a focus on Internet connectivity. With the release of the Company's initial products in both the NCL and LMS product families and the completion of its financing arrangements to date, the Company no longer meets the criteria to be defined as a Development Stage Company.

2)       CHANGE IN ACCOUNTING POLICIES

Fixed Assets - Effective the first quarter of 2000, the Company adopted a change in its method of depreciation from a declining balance to a straight line basis, as follows:

                  Computer software                           3 years
                  Computer equipment                          4 years
                  Lab equipment and tools                     4 years
                  Equipment and fixtures                      5 years
                  Leasehold improvements                      2 years

The change in policy had no significant effect on current or prior period reported amounts for depreciation.

3)       ACCOUNTS RECEIVABLE

                                                 March               December
                                                31, 2000             31, 1999
                                             --------------------------------

Accounts receivable - trade                  $ 1,047,079            $ 665,525
Other receivables                                171,932              108,410
Allowance for doubtful accounts                 (175,448)             (66,316)
                                             ---------------------------------

                                             $ 1,043,563           $  707,619
                                             ================================

4)       INVENTORIES

                                                 March               December
                                                31, 2000             31, 1999
                                             --------------------------------

Finished products                            $   334,770            $ 161,350
Raw materials                                    710,698              448,013
                                             --------------------------------

                                             $ 1,045,469            $ 609,363
                                             ================================

5)       STOCKHOLDER'S EQUITY

During the period ended March 31, 2000, the Company issued 8,797,478 common shares for cash consideration of $13,804,324, less fees of $117,400, and transferred $2,236,591 from other equity to additional paid in capital, as outlined below:

a) Common Stock Purchase Agreement - On January 4, 2000, the investor under the Common Stock Purchase Agreement, dated October 18, 1999, completed its commitment to purchase stock in connection with the public underwriting completed on December 23, 1999. At that time, the investor purchased the balance of 1,437,036 common share units for cash proceeds of $1,940,000 less fees of $117,400.

b) Conversion of Series C Preference Shares - holders of 714,000 shares of Series C preference stock converted to 714,000 shares of common stock.

c) Exercise of Options - employees and former employees exercised 1,290,390 options to purchase common stock for cash proceeds of $1,438,571 and non-employees exercised 153,625 options to purchase common stock for cash proceeds of $82,284

d)       Warrants - the following warrants were exercised for cash consideration

                                      Number               Cash
            Exercise Prices         Exercised            Received
            ---------------         ---------            ---------
                 $1.01                380,000          $   383,800
                 $1.35                444,444              600,000
                 $2.00              3,481,212            6,962,424
                 $2.50                148,000              370,000
                 $2.61                225,000              587,250
                 $3.00                225,000              675,000
                 $4.00                191,249              764,995
            -------------------------------------------------------

             $1.01 - $4.00          5,094,905         $ 10,343,469
            -------------------------------------------------------

In addition, warrants to purchase 150,000 shares of common stock at $3.00 were exercised using a cashless feature. This resulted in the issuance of 107,522 common shares and the return and cancellation of the balance of 42,478 warrants.

6)       COMMITMENTS

a) Mexican Contract

On March 9, 2000, the Company entered into a distribution agreement with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico. As part of the agreement WaveRider has granted VoIP exclusive rights to market WaveRider products in Mexico in exchange for commitments to procure a minimum of $28,000,000 of WaveRider products. As an incentive, WaveRider has issued to VoIP 4,500,000 Common Stock Purchase Warrants, exercisable at $3.15 up to February 2, 2003. VoIP will earn the right to exercise the warrants based on achievement of the following minimum commitments.

                                      Minimum Purchase      Warrants Earned
                                      ----------------      ---------------
         Initial purchase               $ 1,000,000              500,000
         Incremental purchases          $ 6,000,000            1,000,000
                                        $ 7,000,000            1,000,000
                                        $ 7,000,000            1,000,000
                                        $ 7,000,000            1,000,000
                                        -----------            ---------

         Total                          $28,000,000            4,500,000
                                        -----------            ---------

In connection with the contract, the Company, also, issued to a sales agent 55,000 warrants, exercisable at $6.81 up to February 2, 2003. These warrants will be earned upon the purchase of $1,000,000 in product by VoIP.

The fair value of the warrants will be charged to commission expense when the warrants are earned.

b) Employee Stock Option Agreements

The Company has two existing employee stock option plans -- the Employee Stock Option (1997) Plan and the 1999 Incentive and Nonqualified Stock Option Plan which have authorized shares of 6,250,000 and 3,000,000 shares respectively. Through March 31, 2000, the Company had awarded 6,214,417 options under the Employee Stock Option (1997) Plan and 2,525,960 options under the 1999 Incentive and Nonqualified Stock Option Plan.

The Directors have also authorized the award of an additional 1,950,000 options subject to the approval of the Company's Employee Stock Option (2000) Plan by the shareholders at the annual meeting. In addition, the Company intends to extend the exercise period of the options outstanding under the Employee Stock Option (1997) Plan subject to shareholder approval of an extension to the plan at the annual meeting.

7)       SEGMENTED INFORMATION

The Company's operations are in the design, development, marketing, sale and support of wireless data access products, focused on fixed wireless Internet access. The Company does not have any other material market segments.

8)       COMPARATIVE FIGURES

Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2000.

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

         During the first three months of 2000, the Company has raised $13,686,924 through completion of the December 23, 1999 financing and the exercise of warrants and Employee Stock options. Based on the Company's current plans and projections, Management believes that the Company has sufficient funds on hand to meet its current and future financial commitments until it achieves positive cash flows from operations.

      Current Activities.

      The Company currently has 90 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices in the United States, Canada and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

      Results of Operations - First Quarter 2000

      During the first quarter of the year, the Company incurred a net loss of $2,544,861. Cash and cash equivalents amounted to $16,147,254 and current liabilities  were  $1,922,809  including  accruals  for  expenses.  The  Company continues to invest significantly in research and development, incurring expenses of $1,396,178 (1999 - $561,339) during the quarter. The Company was focused on the roll out of its Wireless Network products, the LMS2000 and continuing the development of the sales and marketing strategies for the WaveRider's Wireless Bridging products, the NCL family, incurring $1,433,502 (1999 - $813,405) in sales, general and administration expenses.

     The Company delivered the first of its LMS2000 network systems in the first quarter and recognized $107,000 in sales for this product line, while deferring a further $199,000 pending completion of site surveys for the customers. Margins related to the network components of the LMS product line are significantly higher than those realized on the current NCL product line.

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

                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

NONE

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          WaveRider Communications Inc.



Date: May 10, 2000                        /s/ D. Bruce Sinclair
                                          -------------------------------
                                          D. Bruce Sinclair
                                          President and Chief Executive Officer

                                          /s/ T. Scott Worthington

                                          -------------------------------
                                          T. Scott Worthington
                                          Chief Financial Officer.