Form 10-Q
period 2000-06-30
WAVERIDER COMMUNICATIONS INC
filed 2000-07-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    Form 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000



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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 28, 2000 - 62,562,684 Common shares, $.001 par value.

Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended June 30, 2000


                                      INDEX

                                                                         Page


PART I.     CONSOLIDATED FINANCIAL INFORMATION                             3


Item 1.    Consolidated Financial Statements                            4-10

           Consolidated Balance Sheets                                     4

           Consolidated Statements of Loss and Deficit                     5

           Consolidated Statements of Cash Flows                           6

           Notes to Financial Statements                                7-10

Item 2.    Management's Discussion and Analysis or Plan of Operation   11-12




PART II    OTHER INFORMATION                                              12


Item 4.    Submission of Matters to a Vote of Security Holders            12

Item 6.    Reports on Form 8-K                                            12


           Signatures                                                     13

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements

                          WAVERIDER COMMUNICATIONS INC.


          Quarter ended June 30, 2000 and year ended December 31, 1999



   The consolidated financial statements for the three and six months ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  Quarter ended      Year ended
                                                                                    June 30,        December 31,
                                                                                      2000               1999
                                                                                   (Unaudited)        (Audited)
ASSETS
Current
    Cash and cash equivalents                                                      $  13,580,836     $   5,540,917
    Accounts receivable [Note 3]                                                       1,336,936           707,619
    Inventories [Note 4]                                                               1,582,724           609,363
    Prepaid expenses                                                                     167,306           128,451
                                                                                   -------------------------------

                                                                                      16,667,802         6,986,350
Fixed assets                                                                           1,578,084           978,160
Acquired core technologies                                                               963,070         1,203,837
Goodwill                                                                               3,131,065           912,169
                                                                                   -------------------------------

                                                                                   $  22,340,021    $   10,080,516
                                                                                   ===============================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   1,341,820    $    1,654,401
    Deferred revenue                                                                      41,190            41,035
    Current portion of obligation under capital lease                                     85,828            68,073
                                                                                   -------------------------------

                                                                                       1,468,838         1,763,509

Obligation under capital lease                                                            39,596            18,625
                                                                                   -------------------------------

                                                                                       1,508,434         1,782,134
                                                                                   -------------------------------

SHAREHOLDERS' EQUITY [Note 5]

Preferred  Stock,  $.001 par value per share:  authorized  -  5,000,000  shares;
    issued and outstanding - Nil shares at June 30, 2000 and 764,000 shares
    December 31, 1999                                                                          0               764
Common Stock, $.001 par value per share: authorized - 100,000,000 shares;
    issued and outstanding - 54,878,406 at June 30, 2000
    43,903,145 shares December 31, 1999                                                   54,878            43,903
Additional paid in capital                                                            45,088,223        22,599,172
Other equity                                                                           1,247,270         3,565,327
Deficit                                                                              (25,558,784)      (17,910,784)
                                                                                     ------------------------------

                                                                                      20,831,587         8,298,382
                                                                                   -------------------------------
                                                                                   $  22,340,021    $   10,080,516
                                                                                   ===============================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.


                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                (in U.S. dollars)

                                                                 Three Months ended                   Six Months ended
                                                                       June 30                             June 30

                                                                2000              1999             2000               1999
                                                        ---------------------------------------------------------------------

REVENUE

Product sales                                           $       657,222   $      140,680    $   1,414,441     $       145,675
Internet sales                                                   58,398           49,494          107,331              99,405
                                                        ---------------------------------------------------------------------

                                                                715,620          190,174        1,521,772             245,080

COST OF PRODUCT AND INTERNET SALES                              606,375          100,018        1,253,858             132,187
                                                        ---------------------------------------------------------------------

GROSS MARGIN                                                    109,245           90,156          267,914             112,893
                                                        ---------------------------------------------------------------------

EXPENSES


Sales, general and administration                             3,295,816        1,859,091        4,729,318           2,672,496
Research and development                                      2,061,077          576,335        3,457,256           1,137,674
Interest                                                       (175,891)          (9,744)        (302,042)            (29,523)
                                                        ---------------------------------------------------------------------

                                                              5,181,002        2,425,682        7,884,532           3,780,647
                                                        ---------------------------------------------------------------------

NET LOSS                                                $    (5,071,757)  $   (2,335,526)   $ (7,616,618)     $    (3,667,754)
                                                        ======================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE                  $         (0.09)  $        (0.07)   $       (0.15)    $         (0.12)
                                                        ======================================================================

Weighted Average Number of Common Shares                     53,434,117       32,341,069       51,352,903          31,967,878
                                                        =====================================================================


OPENING DEFICIT                                         $   (20,485,154)  $  (10,627,018)    $(17,910,784)    $    (9,254,790)

NET LOSS FOR THE PERIOD                                      (5,071,757)      (2,335,526)      (7,616,618)         (3,667,754)

DIVIDENDS ON PREFERRED SHARES                                    (1,873)         (39,927)         (31,382)            (79.927)
                                                        ----------------------------------------------------------------------

CLOSING DEFICIT                                         $   (25,558,784)  $  (13,002,471) $   (25,558,784)    $   (13,002,471)
                                                        ======================================================================





See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                            Six Months ended June 30
                                                                                           2000                 1999
                                                                                    ------------------------------------

OPERATIONS

Net loss                                                                            $   (7,616,618)  $       (3,667,754)
Items not involving cash
    Depreciation and amortization                                                          809,089              171,086
    Compensatory shares released from escrow to employee                                   712,500                    -
    Compensation shares issued to employees                                                      -              458,246
    Options issued to consultants                                                           92,301               55,500
    Performance based options issued to employees                                          552,819                    -
    Warrants issued on financing                                                                 -              425,000
    Foreign exchange gain                                                                  (3,021)
Net changes in non-cash working capital items                                           (1,953,959)            (186,200)
                                                                                    ------------------------------------

                                                                                        (7,406,889)          (2,744,122)
                                                                                    ------------------------------------


INVESTING

Acquisition of fixed assets                                                               (792,656)            (152,537)
Purchase of Transformation Techniques,
   net of cash acquired                                                                          -             (255,288)
                                                                                    ------------------------------------

                                                                                          (792,656)            (407,825)
                                                                                    ------------------------------------

FINANCING

Proceeds from sale of shares (net of issue fees)                                        16,329,835            2,886,760
Dividends on preferred shares                                                              (31,382)             (79,927)
Payments on capital lease obligations                                                      (58,080)             (76,512)
                                                                                    ------------------------------------

                                                                                        16,240,373            2,730,321
                                                                                    -----------------------------------

Effect of exchange rate changes on cash                                                       (909)               1,210
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                         8,039,919             (820,416)

Cash and cash equivalents, beginning of period                                           5,540,917            3,047,257
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $   13,580,836   $        2,626,841
                                                                                    ===================================





See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999

1)       NATURE OF OPERATIONS

WaveRider Communications Inc. (formerly Channel i Inc.), incorporated in 1987 under the laws of the state of Nevada, USA is a public company traded on the NASDAQ National Market System, trading symbol WAVC.

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

2)       CHANGE IN ACCOUNTING POLICIES

Fixed Assets - Effective the first quarter of 2000, the Company adopted a change in its method of depreciation from a declining balance to a straight line basis, as follows:

                  Computer software                            3 years
                  Computer equipment                           4 years
                  Lab equipment and tools                      4 years
                  Equipment and fixtures                       5 years
                  Leasehold improvements                       2 years

The change in policy had no significant effect on current or prior period reported amounts for depreciation.

3)       ACCOUNTS RECEIVABLE

                                                  June                December
                                                 30, 2000             31, 1999
                                              --------------------------------

Accounts receivable - trade                   $ 1,313,588            $ 665,525
Other receivables                                 255,538              108,410
Allowance for doubtful accounts                  (232,190)             (66,316)
                                              ---------------------------------

                                              $ 1,336,936           $  707,619
                                              ================================

4)       INVENTORIES

                                                   June               December
                                                 30, 2000             31, 1999
                                              --------------------------------

Finished products                             $   603,448            $ 161,350
Raw materials                                     979,276              448,013
                                              --------------------------------

                                              $ 1,582,724            $ 609,363
                                              ================================

5)       SHAREHOLDERS' EQUITY

During the six months ended June 30, 2000, the Company issued 10,975,263 common shares for cash consideration of $16,447,235, less fees of $117,400, and transferred $2,318,057 from other equity to additional paid in capital, net of additions, as outlined below:

a) Common Stock Purchase Agreement - On January 4, 2000, the investor under the Common Stock Purchase Agreement, dated October 18, 1999, completed its commitment to purchase stock in connection with the public underwriting completed on December 23, 1999. At that time, the investor purchased the balance of 1,437,036 common share units for cash proceeds of $1,940,000 less fees of $117,400.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999


b) Conversion of Series C Preference Shares - holders of 714,000 shares of Series C preference stock converted to 714,000 shares of common stock during the first quarter of the year and holders of 50,000 shares of Series C preference stock converted to 50,000 shares of common stock during the second quarter of the year. As a result, all shares of preference stock had been converted to shares of common stock by June 30, 2000.

c) Exercise of Options - during the first quarter of 2000, employees and former employees exercised 1,290,390 options to purchase common stock for cash proceeds of $1,438,571 and non-employees exercised 153,625 options to purchase common stock for cash proceeds of $82,284

                  During the second quarter of 2000, employees and former employees exercised 121,450 options to purchase common stock for cash proceeds of $153,745 and non-employees exercised 33,000 options to purchase common stock for cash proceeds of $16,500.

d)       Warrants - the following warrants were exercised for cash consideration

                  Quarter ended March 31, 2000

                                                        Number                          Cash
                       Exercise Prices                Exercised                       Received
                       ---------------                ---------                     -----------
                            $1.01                       380,000                     $   383,800
                            $1.35                       444,444                         600,000
                            $2.00                     3,481,212                       6,962,424
                            $2.50                       148,000                         370,000
                            $2.61                       225,000                         587,250
                            $3.00                       225,000                         675,000
                            $4.00                       191,249                         764,995
                  ------------------------------------------------------------------------------------

                        $1.01 - $4.00                 5,094,905                    $ 10,343,469
                  ------------------------------------------------------------------------------------



                  Quarter ended June 30, 2000

                                                        Number                          Cash
                       Exercise Prices                Exercised                       Received
                       ---------------                ---------                       ---------
                            $2.00                       421,333                         842,666
                            $2.50                       652,000                       1,630,000
                  ------------------------------------------------------------------------------------

                        $1.01 - $4.00                 1,073,333                     $ 2,472,666
                  ------------------------------------------------------------------------------------



                  In addition, warrants to purchase 150,000 shares of common stock at $3.00 were exercised, during the first quarter, using a cashless feature. This resulted in the issuance of 107,522 common shares and the return and cancellation of the balance of 42,478 warrants.

e) Release of Escrow Shares - During the second quarter, the second milestone related to the release of the common shares held in escrow was met with the first of the LMS systems becoming operational in at least one community. As a result, the Company requested and the Escrow Agent released, on May 26th, the second 10% of the shares held under the Escrow Agreement, 900,000 shares of Common Stock, valued at $3,206,250. The Company charged $712,500 to compensation expense and charged $2,493,750 to Goodwill. The valuation was based on the closing price of the common stock on May 26th of $3.5625 per share.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999


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

In connection with the contract, the Company also issued to a sales agent 55,000 warrants, exercisable at $6.81 up to February 2, 2003. These warrants will be earned upon the purchase of $1,000,000 in product by VoIP.

The fair value of the warrants will be charged to commission expense when the warrants are earned. As of June 30, 2000 none of the purchase requirements had been met and no warrants earned.

b) Employee Stock Option Agreements

The Company has two existing employee stock option plans -- the Employee Stock Option (1997) Plan and the 1999 Incentive and Nonqualified Stock Option Plan which have authorized shares of 6,250,000 and 3,000,000 shares respectively. Through June 30, 2000, the Company had awarded 6,145,745 options under the Employee Stock Option (1997) Plan and 2,986,060 options under the 1999 Incentive and Nonqualified Stock Option Plan.

The Directors had also authorized the award of an additional 1,650,000 options, on February 25, 2000, from the Company's Employee Stock Option (2000) Plan which was approved by the shareholders at the annual meeting held July 7, 2000.

7)       SUBSEQUENT EVENTS

On July 7, 2000, at the Company's annual general meeting of stockholders, a resolution was passed extending the Company's Employee Stock Option (1997) Plan and the options awarded under the Plan to current employees and non-employee consultants for a further 10 years.

Under Generally Accepted Accounting Principles, a modification that either renews a fixed award or extends the award's period (life) results in a new measurement of compensation cost as if the award were newly granted. As such, for the fixed awards to employees the difference between the fair market value of the shares of Common Stock at the time of the extension and the time of the original award will be recorded as an expense to the Company. At July 7, 2000, the total charge related to the extension of the fixed awards, based on a closing stock price of $8.75 per share, was $11,099,858. For exercisable options, the expense will be recognized in the third quarter and for unexercisable options the expense will be deferred and amortized over the period they become exercisable.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999

Options granted to non-employees and performance based options awarded to employees, 318,535 and 850,000 options respectively which have not yet vested will be valued at the time the options are earned. Extension of these options allows for additional time for the options to be earned but has not resulted in a change in the measurement date.

8)       SEGMENTED INFORMATION

The Company's operations are in the design, development, marketing, sale and support of wireless data access products, focused on fixed wireless Internet access. The Company does not have any other material operating segments.

9)       COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current period's presentation

                                     ITEM 2.

Management's Discussion and Analysis or Plan of Operation.


The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30, 2000.


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

     Liquidity and Capital Resources.


     The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" NASDAQ National Market System. The Company must rely on its ability to raise money through equity financing to pursue any business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products.

     During the first three months of 2000, the Company has raised $13,686,924 through completion of the December 23, 1999 financing and the exercise of warrants and Employee Stock options. During the second quarter, the Company raised an additional $2,642,911 through the exercise of warrants and Employee Stock options.

     Based on the Company's current plans and projections, Management believes that the Company has sufficient funds on hand to meet its current and future financial commitments until it achieves positive cash flows from operations.


     Current Activities.

     The Company currently has 105 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices in the United States, Canada and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

     Results of Operations - Six Months ended June 30, 2000

     For the six months ended June 30, 2000, the Company incurred a net loss of $7,616,618. Cash and cash equivalents amounted to $13,580,836 and current liabilities  were  $1,468,838  including  accruals  for  expenses.  The  Company continues to invest significantly in research and development, incurring expenses of $3,457,256 (1999 - $1,137,674) during the period. The Company was focused on the roll out of its Wireless Network products, the LMS2000 and continuing the development of the sales and marketing strategies for the WaveRider's Wireless Bridging products, the NCL family, incurring $4,729,318 (1999 - $2,672,496) in sales, general and administration expenses.

     As a result of the first LMS2000 network becoming operational in the second quarter, the Company achieved the next milestone in its escrow arrangement with certain shareholders and option holders. As a result, included in sales, general and administration expenses for the quarter were non-cash charges of $1,357,620 (1999 - $Nil) related to the vesting of non-employee and employee performance options and release of compensatory escrow shares.

     During the six-month period, the Company has shipped six LMS 2000 systems and recognized the revenue from five and deferring the revenue recognition of one. Margins related to the network components of the LMS product line are significantly higher than those realized on the current NCL product line.

     Results of Operations - Six months ended June 1999

     For the six months ended June 30, 1999, the Company incurred a net loss of $3,667,754. Cash amounted to $2,626,841 and current liabilities were $1,967,899 including accruals for expenses. Activities during the period related primarily to ongoing R&D, the acquisition of Transformation Techniques and the establishment of sales and marketing programs for the NCL family of wireless data communications product. Included in the loss for the period was a $425,000 non-cash expense for the estimated fair value of warrants issued for services rendered and a $458,246 non-cash expense for shares issued to employees from the Employee Stock Compensation (1997) Plan.


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


a) The Company held it annual general meeting on July 7, 2000 in Toronto, Canada. Notice of Meeting, dated May 30, 2000, was distributed to all shareholders of record, effective May 17, 2000, and filed with the Security and Exchange Commission on form 14A on May 25, 2000.

c)       Five matters were voted upon at the annual general meeting.

          1) Mr. Gerry Chastelet, Mr. John Curry, Mr. Cameron Mingay, Mr. Bruce Sinclair, Mr. Guthrie Stewart and Mr. Dennis Wing were elected as directors of the Company. Votes for the directors were 42,753,543 For, Nil Against.

          2) The extension of the Company's Employee Stock Option (1997) Plan was ratified. Votes for ratification were 16,657,489 For, 611,431 Against and 140,346 Abstaining.

          3) The Company's Employee Stock Option (2000) Plan was approved by the shareholders. Votes were 16,547,050 For, 660,658 Against and 201,558 Abstaining.

          4) The Company's Employee Stock Purchase (2000) Plan was approved by the shareholders. Votes were 16,752,691 For, 481,177 Against and 175,398 Abstaining.

          5) The proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 100,000,000 to 200,000,000 was approved by the shareholders. Votes were 41,815,673 For, 835,767 Against and 102,103 Abstaining.


Item 6. Exhibits and Reports on Form 8-K


         (b)      Reports on Form 8-K


                            None

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                           WaveRider Communications Inc.



Date: July 31, 2000
                                           /s/ D. Bruce Sinclair
                                           ---------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer


                                           /s/ T. Scott Worthington
                                           ------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.