Form 10-Q
period 2000-09-30
WAVERIDER COMMUNICATIONS INC
filed 2000-10-30
CIK 844053

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                    Form 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000




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

       Yes __X__;    No _____



Applicable only to corporate issuers:


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 27, 2000 - 62,749,518 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                     For the Period Ended September 30, 2000


                                      INDEX

                                                                           Page


SPECIAL NOTE ON FORWARD LOOKING STATEMENTS                                     3

PART I. CONSOLIDATED FINANCIAL INFORMATION                                     4


Item 1. Consolidated Financial Statements                                 4 - 11

        Consolidated Balance Sheets                                            4

        Consolidated Statements of Loss and Deficit                            5

        Consolidated Statements of Cash Flows                                  6

        Notes to Financial Statements                                     7 - 12

Item 2. Management's Discussion and Analysis or Plan of Operation        13 - 14




PART II OTHER INFORMATION                                                     14


Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 6. Reports on Form 8-K                                                   14


Signatures                                                                    14

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are based on our current expectations about our company and our industry. We use words such as "plan," "expect," "intend," "believe,"
"anticipate," "estimate" and other similar expressions to identify some forward-looking statements, but not all forward-looking statements include these words. Some of these forward-looking statements relate our competitive position, our management's discussion and analysis of our financial condition and results of operations and the timing and extent of our funding needs. All of our forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from our expectations and from the results expressed in or implied by these forward-looking statements. These and other risks that we currently consider material are described in the section captioned "Risk Factors" appearing in our 1999 Annual Report on Form 10-K. We urge you to consider these cautionary statements carefully in evaluating our forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements to reflect subsequent events and circumstances. The accompanying notes are an integral part of these condensed consolidated statements.

                          PART I. FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                      As at             As at
                                                                                  September 30,     December 31,
                                                                                      2000               1999
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   8,875,736     $   5,540,917
    Cash held in trust [Note 8]                                                          553,065                 -
    Accounts receivable [Note 4]                                                       2,137,734           707,619
    Inventories [Note 5]                                                               2,402,750           609,363
    Prepaid expenses                                                                     210,281           128,451
                                                                                   -------------------------------

                                                                                      14,179,566         6,986,350
Fixed assets                                                                           1,606,854           978,160
Acquired core technologies                                                               842,686         1,203,837
Goodwill                                                                               2,854,409           912,169
                                                                                   -------------------------------

                                                                                   $  19,483,515    $   10,080,516
                                                                                   ===============================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   2,919,524    $    1,654,401
    Deferred revenue                                                                      65,270            41,035
    Current portion of obligation under capital lease                                     76,923            68,073
                                                                                   -------------------------------

                                                                                       3,061,717         1,763,509

Obligation under capital lease                                                            23,490            18,625
                                                                                     -----------------------------

                                                                                       3,085,207         1,782,134
                                                                                     -----------------------------

SHAREHOLDERS' EQUITY [Note 6]

Preferred  Stock,  $.001 par value per share:  authorized  -  5,000,000  shares;
    issued and outstanding - Nil shares at September 30, 2000 and 764,000 shares
    December 31, 1999                                                                          -               764
Common Stock, $.001 par value per share: authorized - 100,000,000 shares;
    issued and outstanding - 55,099,518 at September 30, 2000
    43,903,145 shares December 31, 1999                                                   55,100            43,903
Additional paid in capital                                                            45,966,840        22,599,172
Other equity                                                                          11,693,509         3,565,327
Deficit                                                                              (41,317,141)      (17,910,784)
                                                                                     -----------------------------

                                                                                      16,398,308         8,298,382
                                                                                     -----------------------------
                                                                                   $  19,483,515    $   10,080,516
                                                                                     =============================


Commitments - See note 7

                          WaveRider Communications Inc.


                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                                (in U.S. dollars)


                                                                 Three Months ended                   Nine Months ended
                                                                    September 30                        September 30
                                                                2000              1999             2000               1999
                                                        ---------------------------------------------------------------------
                                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)

REVENUE

Product sales                                           $     1,154,739   $      659,164    $   2,569,179     $       804,839
Internet sales                                                   52,115           46,536          159,447             145,941
                                                        ---------------------------------------------------------------------

                                                              1,206,854          705,700        2,728,626             950,780

COST OF PRODUCT AND INTERNET SALES                            1,123,542          488,248        2,377,400             620,435
                                                        ---------------------------------------------------------------------

GROSS MARGIN                                                     83,312          217,452          351,226             330,345
                                                        ---------------------------------------------------------------------

EXPENSES


Sales, general and administration                            11,325,246        1,046,026       16,054,564           3,718,522
Research and development                                      4,672,991          865,207        8,130,247           2,002,881
Interest                                                       (156,568)         (20,404)        (458,610)            (49,927)
                                                        ---------------------------------------------------------------------

                                                             15,841,669        1,890,829       23,726,201           5,671,476
                                                        ---------------------------------------------------------------------


NET LOSS                                                $   (15,758,357)  $   (1,673,377)   $(23,374,975)     $    (5,341,131)
                                                        ======================================================================

BASIC AND FULLY DILUTED LOSS PER SHARE                  $         (0.29)  $        (0.05)   $       (0.44)    $         (0.16)
                                                        ======================================================================

Weighted Average Number of Common Shares                     54,992,503       35,042,642       52,566,521          33,014,825
                                                        =====================================================================


OPENING DEFICIT                                         $   (25,558,784)  $  (13,002,471)    $(17,910,784)    $    (9,254,790)

NET LOSS FOR THE PERIOD                                     (15,758,357)      (1,673,377)     (23.374,975)         (5,341,131)

DIVIDENDS ON PREFERRED SHARES                                         -          (39,317)         (31,382)           (119,244)
                                                        ----------------------------------------------------------------------

CLOSING DEFICIT                                         $   (41,317,141)  $  (14,715,165) $   (41,317,141)    $   (14,715,165)
                                                        ======================================================================


                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)



                                                                                        Nine Months ended September 30
                                                                                           2000                 1999
                                                                                  --------------------------------------
                                                                                       (Unaudited)           (Unaudited)
OPERATIONS

Net loss                                                                          $    (23,374,975)  $       (5,341,131)
Items not involving cash
    Depreciation and amortization                                                        1,361,709              390,050
    Extension of Employee Stock Option (1997) plan                                      10,944,485                    -
    Compensatory shares released from escrow to employee                                   712,500                    -
    Compensation shares issued to employees                                                      -              458,246
    Options issued to consultants                                                           92,301               55,500
    Performance based options issued to employees                                          552,819                    -
    Warrants issued on financing                                                                 -              425,000
    Foreign exchange gain                                                                   (7,507)
Net changes in non-cash working capital items                                           (2,002,259)            (919,442)
                                                                                    ------------------------------------

                                                                                       (11,720,927)          (4,931,777)
                                                                                    ------------------------------------


INVESTING

Acquisition of fixed assets                                                               (978,932)            (232,920)
Cash held in trust                                                                        (553,665)                   -
Purchase of Transformation Techniques,
   net of cash acquired                                                                          -             (255,288)
                                                                                    ------------------------------------

                                                                                        (1,542,597)            (488,208)
                                                                                    ------------------------------------


FINANCING

Proceeds from sale of shares (net of issue fees)                                        16,710,429            2,996,660
Dividends on preferred shares                                                              (31,382)            (119,244)
Payments on capital lease obligations                                                      (85,140)            (100,920)
                                                                                    ------------------------------------

                                                                                        16,593,907            2,776,496
                                                                                    -----------------------------------

Effect of exchange rate changes on cash                                                     (5,564)              (2,486)
                                                                                    ------------------------------------

Increase (decrease) in cash and cash equivalents                                         3,334,819           (2,645,975)

Cash and cash equivalents, beginning of period                                           5,540,917            3,047,257
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    8,875,736   $          401,282
                                                                                    ===================================


                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999

1)       GOING CONCERN

These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $ 23,374,975 for the nine months ended September 30, 2000 (1999 - $5,341,131) and reported a deficit at that date of $41,317,141 (1999 - $14,715,165). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. The circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend some doubt as to the ability of the Company to continue in normal business operations. The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

2)       BASIS OF PRESENTATION

The condensed consolidated financial statements of WaveRider Communications Inc. (the "Company") presented in this Form 10-Q are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three and nine- month periods ended September 30, 2000 and September 30, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Certain amounts on the accompanying consolidated financial statements have been reclassified from the previously reported balances to conform to the 2000 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

3)       CHANGE IN ACCOUNTING POLICIES

Fixed Assets - Effective for the first quarter of 2000, the Company adopted a change in its method of depreciation from a declining balance to a straight line basis, as follows:

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


4)       ACCOUNTS RECEIVABLE

                                          September             December
                                           30, 2000             31, 1999
                                        --------------------------------
                                        (Unaudited)            (Audited)

Accounts receivable - trade             $ 2,136,726            $ 665,525
Other receivables                           339,930              108,410
Allowance for doubtful accounts            (338,922)             (66,316)
                                        ---------------------------------

                                        $ 2,137,734           $  707,619
                                        ================================


5)       INVENTORIES

                                         September              December
                                          30, 2000              31, 1999
                                        --------------------------------
                                        (Unaudited)            (Audited)

Finished products                       $   783,182            $ 161,350
Raw materials                             1,619,568              448,013
                                        --------------------------------

                                        $ 2,402,750            $ 609,363
                                        ================================

6)       SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2000, the Company issued 11,196,373 common shares for cash consideration of $16,827,829, less fees of $117,400, and transferred $2,816,301 from other equity to additional paid in capital, net of additions, while adding an additional $10,994,485 to other equity as outlined below:

a) Common Stock Purchase Agreement - On January 4, 2000, the investor under the Common Stock Purchase Agreement, dated October 18, 1999, completed its commitment to purchase stock in connection with the public underwriting completed on December 23, 1999. At that time, the investor purchased the balance of 1,437,036 common share units for cash proceeds of $1,940,000 less fees of $117,400.

b) Conversion of Series C Preference Shares - holders of 714,000 shares of Series C preference stock converted to 714,000 shares of common stock during the first quarter of the year and holders of 50,000 shares of Series C preference stock converted to 50,000 shares of common stock during the second quarter of the year. As a result, all shares of preference stock had been converted to shares of common stock by September 30, 2000.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999



                  During the third quarter of 2000, employees and former employees exercised 73,000 options to purchase common stock for cash proceeds of $84,370.

d) Warrants - the following warrants were exercised for cash consideration

                  Quarter ended March 31, 2000

                                               Number                Cash
                       Exercise Prices       Exercised             Received
                       ---------------       ---------           -----------
                            $1.01              380,000           $   383,800
                            $1.35              444,444               600,000
                            $2.00            3,481,212             6,962,424
                            $2.50              148,000               370,000
                            $2.61              225,000               587,250
                            $3.00              225,000               675,000
                            $4.00              191,249               764,995

                  --------------------------------------------------------------
                        $1.01 - $4.00        5,094,905          $ 10,343,469
                  --------------------------------------------------------------


                  Quarter ended June 30, 2000

                                                Number              Cash
                       Exercise Prices        Exercised           Received
                       ---------------        ----------         ----------
                            $2.00               421,333             842,666
                            $2.50               652,000           1,630,000

                  --------------------------------------------------------------
                        $2.00 - $2.50         1,073,333         $ 2,472,666
                  --------------------------------------------------------------


                  Quarter ended September 30, 2000

                                               Number              Cash
                       Exercise Prices       Exercised           Received
                       ---------------        ----------         ----------

                  --------------------------------------------------------------
                            $2.00              148,112           $ 296,224
                  --------------------------------------------------------------


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

                  In  addition,   certain   options  awarded  to  employees  and
                  consultants vested based on the release from escrow. The vesting resulted in an expense of $645,120, in a charge to sales, general and administration of $476,194 and to research and development of $168,926.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


f) Extension of Employee Stock Option (1997) Plan -- On July 7, 2000, at the Company's annual general meeting of stockholders, a resolution was passed extending the Company's Employee Stock Option (1997) Plan and the options awarded under the Plan to current employees and non-employee consultants for a further 10 years.

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

                  For exercisable options, the expense of $10,944,485 was recognized in the third quarter, in a charge to sales, general and administration of $9,112,676 and to research and development of $1,831,809. For unexercisable options the expense will be deferred and amortized over the period they become exercisable.

                  Options granted to non-employees and performance based options awarded to employees, 318,535 and 850,000 options respectively which have not yet vested will be valued at the time the options are earned. Extension of these options allows for additional time for the options to be earned but has not resulted in a change in the measurement date.

7)     COMMITMENTS

a) Employee Stock Option Agreements

The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares respectively. Through September 30, 2000, the Company had awarded 6,145,745 options under the Employee Stock Option (1997) Plan, 2,991,860 options under the 1999 Incentive and Nonqualified Stock Option Plan and 2,029,812 under the Employee Stock Option (2000) Plan.

b) Employee Stock Purchase Agreement

On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the opening or closing price during any plan period. On September 1, 2000, the Company implemented its first plan period which will run until January 31, 2001. Subsequent offerings will run for six-month periods commencing February 1, 2001.

c) Mexican Contract

On March 9, 2000, the Company entered into a distribution agreement with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico. As part of the agreement WaveRider has granted VoIP exclusive rights to market WaveRider products in Mexico in exchange for commitments to procure a minimum of $28,000,000 of WaveRider products. As an incentive, WaveRider has issued to VoIP 4,500,000 Common Stock Purchase Warrants, exercisable at $3.15 up to February 2, 2003. VoIP will earn the right to exercise the warrants based on their procuring specific volumes of WaveRider products. In connection with the contract, the Company also issued to a sales agent 55,000 warrants, exercisable at $6.81 up to February 2, 2003. These warrants will be earned upon the purchase of $1,000,000 in product by VoIP.

The fair value of the warrants will be charged to commission expense when the warrants are earned. As of September 30, 2000 none of the purchase requirements had been met and no warrants earned.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


8)       SUBSEQUENT EVENTS

Effective October 1, 2000, the Company acquired ADE Network Technology Pty of Melbourne, Australia, ("ADE") a privately-held wireless infrastructure company. The Company undertook this acquisition to provide a sales presence in Australia and South East Asia where it believes a strong growing potential market for its products exists.

ADE Network Technology operates offices in Melbourne, Sydney, Canberra, Brisbane and Perth in Australia. In addition to marketing the Company's fixed wireless Internet access products, ADE's team of 27 sales, engineering, administration and management professionals will provide professional planning, installation and maintenance services to wireless Internet Service Providers throughout the continent.

Under the terms of the Agreement, the Company committed to pay a minimum of $2,178,000 ($4,000,000 Australian) in 4 equal quarterly installments commencing the closing date. In addition, the former shareholders of ADE could receive up to $487,800 ($900,000 Australian) additional compensation based on 40% of any revenue in excess of $4,065,000 ($7.5 Million Australian) earned by ADE during the 12 months ended September 30, 2001. When the final revenues are determined any additional compensation will be recorded as goodwill and amortized over the balance of the useful life.

Payment of the first installment of $1,000,000 Australian was made in cash. As at September 30, 2000, the payment was being held in trust pending finalization of the Agreement. Payment of the balance of the consideration, after the initial payment at closing, can be made, at the Company's sole discretion, in the form of shares, cash or a combination of each.

The transaction, will be accounted for as a purchase, is summarized as follows:

         Cash on hand                                          $    136,614
         Other current assets                                       901,738
         Fixed assets                                               289,642
         Term loan                                                  (75,631)
         Other current liabilities                               (1,193,344)
         Non-current liabilities                                   (124,194)
                                                                ------------

         Net liabilities assumed                                    (65,175)
         Expenses incurred on acquisition                           (51,237)
         Goodwill                                                 2,204,394
                                                                -----------

         Total consideration received                           $ 2,087,982
                                                                ===========



         Cash paid on closing                                   $   552,000
         Quarterly committed payments                             1,535,982
                                                                -----------

         Total consideration given                              $ 2,087,982
                                                                ===========

The cash effect of this transaction is summarized as follows:

         Bank indebtedness assumed                              $    75,631
         Cash paid on closing                                       552,000
         Cash acquired                                             (136,614)
                                                                -----------

         Net cash paid                                          $   491,017
                                                                ===========

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


The purchase price allocation for this acquisition has been based on available information at the time of preparation of these financial statements. To the extent that these amounts prove to be excessive or inadequate they will be adjusted up to a year from the date of acquisition.

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1999:

                                                               Nine Months ended   September 30,
                                                                    2000                1999
                                                               ---------------------------------

Proforma consolidated revenue                                  $   5,879,963       $   4,204,024
                                                               =================================

Proforma consolidated net loss                                 $ (24,448,816)      $  (5,819,846)
                                                               ==================================

Proforma consolidated basic and fully diluted loss per share   $      (0.47)       $       (0.18)
                                                               ==================================



9)       SEGMENTED INFORMATION

The Company's operations are in the design, development, marketing, sale and support of wireless data access products, focused on fixed wireless Internet access. The Company does not have any other material operating segments.

10)      NEW ACCOUNTING STANDARDS

In September 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. The pronouncement is effective for fiscal years beginning after September 15, 2000. The Company believes the pronouncement will not have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has adopted SAB 101 as required in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's consolidated results of operations and financial position.

                                     ITEM 2.

Management's Discussion and Analysis or Plan of Operation.


The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2000.


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

         During the first three months of 2000, the Company has raised $13,686,924 through completion of the December 23, 1999 financing and the exercise of warrants and Employee Stock options. During the second and third quarter, the Company raised an additional $2,642,911 and $ 380,594 respectively through the exercise of warrants and Employee Stock options.


         Current Activities.


         The Company currently has over 150 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices in the United States, Canada, Mexico, Germany and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia and, effective October 1, 2000, its new subsidiary, ADE Network Technology Pty Ltd in Australia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

         Results of Operations - Nine Months ended September 30, 2000

         For the nine months ended September 30, 2000, the Company incurred a net loss of $23,374,975 (1999 - $5,341,131). Included in the loss for the nine months ended September 30, 2000 were special accounting charges of $10,944,485 (1999 - $Nil) related to the extension of the Company's Stock Option (1997) Plan and $1,357,620 (1999 - $Nil) related to the vesting of non-employee and employee performance options and release of compensatory escrow shares. These special charges were charged to sales, general and administration in the amount of $10,301,370 and research and development in the amount of $2,000,735.

         Cash and cash equivalents amounted to $9,428,801 and current liabilities were $3,061,717 including accruals for expenses. Accounts receivable increased by $1,430,115 as the result of increased sales and the provision of extended payment terms to certain customers. Inventory increased by $1,793,387 as the Company acquired parts for the anticipated roll out and growth of new NCL and LMS products during the fourth quarter of 2000.

The Company continues to invest significantly in research and development, incurring expenses, net of special accounting charges, of $5,753,194 (1999 - $2,002,881) during the period. The Company was focused on the roll out of its Wireless Network products, the LMS2000 and LMS 3000 product families, and continued the development of the sales and marketing strategies for the WaveRider's Wireless Bridging products, the NCL family, incurring $6,129,512 (1999 - $3,718,522) in sales, general and administration expenses, net of special accounting charges.

         During the nine-month period, the Company shipped and recognized revenue from ten LMS 2000 systems. In addition, the Company shipped one LMS 3000 system but deferred the revenue recognition until the system is fully tested and operational. Margins related to the network components of the LMS product line are significantly higher than those realized on the current NCL product line.

         Results of Operations - Nine months ended September 1999

         For the nine months ended September 30, 1999, the Company incurred a net loss of $5,341,131. Cash amounted to $401,282 and current liabilities were $1,743,718 including accruals for expenses. Activities during the period related primarily to ongoing R&D, the acquisition of Transformation Techniques and the establishment of sales and marketing programs for the NCL family of wireless data communications product. Included in the loss for the period was a $425,000 non-cash expense for the estimated fair value of warrants issued for services rendered and a $458,246 non-cash expense for shares issued to employees from the Employee Stock Compensation (1997) Plan.

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

         20 The extension of the Company's Employee Stock Option (1997) Plan was ratified. Votes for ratification were 16,657,489 For, 611,431 Against and 140,346 Abstaining.

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


Item 6. Exhibits and Reports on Form 8-K

         (b)      Reports on Form 8-K


                  October 16, 2000 - Acquisition  of ADE Network  Technology PTY
                  Ltd


Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          WaveRider Communications Inc.


Date: October 27, 2000
                                          /s/ D. Bruce Sinclair
                                          ---------------------
                                          D. Bruce Sinclair
                                          President and Chief Executive Officer


                                          /s/ T. Scott Worthington
                                          ------------------------
                                          T. Scott Worthington
                                          Chief Financial Officer.