Form 10-K
period 2000-12-31
WAVERIDER COMMUNICATIONS INC
filed 2001-03-07
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2000

                           Commission File No. 0-25680

                          WaveRider Communications Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        33-0264030
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     255 Consumer Road, Suite 500
      Toronto, Ontario  Canada                             M2J 1R4
 --------------------------------------                  ----------
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

                           YES    X         NO   ___

         Indicate by checkmark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant was approximately $106,301,486 as of March 1, 2001 (based on the closing price for such stock as of March 1, 2001).

         As of March 1, 2001, there were 62,854,753 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS


           PART I                                                           Page

Item 1.    Business                                                           3

Item 2.    Description of Property                                            7

Item 3.    Legal Proceedings                                                  7

Item 4.    Submission of Matters to a Vote of Security Holders                7


           PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           8

Item 6.    Selected Financial Data                                            9

Item 7.    Management's Discussion and Analysis or Plan of Operation          9

Item 7a    Quantitative and Qualitative Disclosures about Market Risk        11

Item 8.    Financial Statements                                              13

Item 9.    Changes in and Disagreements with Accountants on Accounting       13
           and Financial Disclosure

           PART III

Item 10.   Directors and Executive Officers of the Registrant                14

Item 11.   Executive Compensation                                            16

Item 12.   Security Ownership of Certain Beneficial Owners and Management    17

Item 13.   Certain Relationships and Related Transactions                    18

           PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  18

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

Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In May 1997, Major Wireless consummated the business combination with Channel i Inc., pursuant to which Channel i Inc., a company trading on the OTC-BB, issued stock to the stockholders of Major Wireless, Major Wireless became a subsidiary of the Company, and the Company changed its name to WaveRider Communications Inc. The Company then completed the private placement of common and preferred share units for $1.5 million (U.S.)

On June 11, 1999, the Company acquired Transformation Techniques, Inc (TTI) through a merger with its newly created subsidiary WaveRider Communications
(USA) Inc.

On October 1, 2000, the Company acquired ADE Network Technology Pty Ltd. (ADE) of Melbourne, Australia, a privately-held wireless infrastructure company. ADE operates offices in Melbourne, Sydney, Canberra, Brisbane and Perth in Australia and provides professional planning, installation and maintenance services to wireless Internet Service Providers throughout Australia. The Company undertook this acquisition to provide a sales presence in Australia and South East Asia.

The Company was originally incorporated under the laws of the State of Nevada on August 6, 1987, as Athena Ventures Inc. From 1987 until its acquisition of Channel i PLC in November 1993, Athena Ventures had no activities or operations. From November 1993 until May 1997, the Company operated under the names Channel i Limited and Channel i Inc. and was in the business of developing an interactive multimedia kiosk network to provide consumers with convenient access to an array of products and services. Prior to its acquisition of Major Wireless Communications Inc. (now "WaveRider Communications (Canada) Inc.") in May 1997, the Company had become inactive.

WaveRider's executive offices are located at 255 Consumers Road, Suite 500, Toronto, Ontario, Canada, M2J 1R4. Our telephone number is (416) 502-3200 and our Web Site address is www.waverider.com.

WaveRider Communications Inc. - Our Business

WaveRider designs, develops, markets and supports fixed wireless Internet access products. WaveRider's products are intended to deliver efficient, reliable, and cost-effective solutions to bringing high-speed Internet access to markets around the world.

WaveRider is focused on providing the solution to the `last mile' problem faced by traditional wired telecommunications services: how to profitably build out a network that provides the level of services demanded by end users. In medium to small markets, and in areas of the world with limited or no existing telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers need can be prohibitive.

We believe that WaveRider's fixed wireless Internet access products are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

WaveRider's   wireless   network   products  are  designed  to  operate  in  the
license-free ISM radio spectrum, which facilitates a more rapid and low-cost market introduction for service providers than for licensed or hardwire solutions. Our products utilize direct sequence spectrum (DSS) communications, which ensures reliable, secure, low-interference communications.

WaveRider's Products

WaveRider's existing product portfolio includes the Last Mile Solution(R) (LMS) product line and the Network Communications Links (NCL) families. These product families are designed to deliver high-speed, fixed wireless Internet access to all sizes of businesses, home offices and residential users.

Both the LMS and NCL product families include proprietary WaveRider technologies developed or under development at its research and development facility in Calgary, Alberta.

Last Mile Solution(R) (LMS)

The LMS product family includes the LMS2000 and LMS3000 wireless networks. The LMS family is designed to enable service providers to deliver high-speed Internet access to both business and residential customers. The LMS series supports a variety of services including Internet access for e-mail, large file transfers, web browsing, and streaming audio and video. All LMS products are optimized for IP networks.

The LMS products enable wireless connectivity to the Internet via point-to-multipoint communications. Each LMS network includes a Network Access Point (NAP), that transmit data to a network of Communications Access Points
(CAPs) within the service provider's service area - similar to a cellular network. The network are designed to be highly scalable, allowing service providers to begin with a small initial network and gradually build out a larger network with more users over time.

Connectivity is provided to the end-users via an LMS end-user modem designed specifically for business or residential use.

     LMS2000

     The LMS2000 was the first of WaveRider's Last Mile Solution(R) products to be released and enables service providers to deliver high-speed Internet access to business customers. Operating in the license-free 2.4 GHz spectrum, the LMS2000 delivers raw data throughput speeds of up to 11 megabits per second (Mbps) via line-of-sight connectivity.

     LMS3000

     WaveRider's LMS3000 is designed to deliver high-speed wireless Internet access to small business and residential users. The LMS3000 operates in the license-free 900 MHz spectrum and delivers data throughput speeds up to 1 Mbps. The LMS3000 delivers non-line-of-sight communication between the CAP and the end-user modem, which eliminates the need for an external antenna. The LMS3000 modem has its own antenna and can be easily installed by the end-user.

The Last Mile Solution(R)  wireless networks include a Network Management System
(NMS) which features subscriber management, data distribution and bandwidth management, interface to the service provider's network, user authentication and network security management. The NMS enables service providers to offer varying levels of services to its customers via a single network, monitor their network from a single location and to implement detailed customer billing systems.

NCL Products

The NCL product family is a series of wireless bridges and routers designed specifically for use by ISPs, network managers and IT managers. Offering point-to-point and point-to-multipoint line of sight wireless connectivity in the 2.4 to 2.485 GHz license-free frequency band, WaveRider's NCL products can be used to establish wide area networks and building-to-building links. The NCL can connect a single computer or computer network to another single computer or computer network.

The operating system built into the NCL products incorporates a complete Simple Network Management Protocol (SNMP) compliant managed routing solution, which facilitates the installation and use of these products. The operating system also integrates IP (Internet Protocol), which provides a variety of network routing capabilities.

The NCL1155 bridge/router was launched by WaveRider in November, 2000 and delivers high-speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity. The NCL1155 delivers throughput speeds up to 7.75 mbps, using proprietary WaveRider radio technology that uses an 11 mbps channel. The product can be used for point-to-point and point-to-multipoint applications and to extend Ethernet networks without additional telephone lines.

Target Markets

Surveys of businesses and telecommunications carriers indicate the major source of telecommunications market growth is expected to be in the data services segment. It is anticipated the growth will be fueled by businesses extending their local and wide area networks to more locations worldwide and using telecommunications network services to support an increasing number and variety of business applications.

The Internet has become and we expect it will continue to grow as a critical business tool as the market demand for networks that support data services grows. It is being used by all areas of businesses, from product and marketing support to information provision and e-commerce transactions.

At the same time, there is increasing competition in the Internet Service Provider (ISP) industry, which is forcing many to seek alternate access options, such as wireless networks, to improve their revenue and profitability. WaveRider expects this increased competition will drive demand for its wireless Internet access products. We believe that our existing product offerings, ongoing product development and experience with the initial deployments of our wireless networks positions WaveRider to capture an early leadership position in the fixed wireless Internet industry. WaveRider is focused on establishing and building our presence throughout North America and key international markets.

Sales Strategy

In North America, WaveRider has established a direct sales organization to market its LMS and NCL product families to the almost 5,000 ISPs in this market. WaveRider's North American sales team is also targeting major telecommunications service providers who are looking for a cost-effective, carrier-class solution to expand their markets and generate additional revenues.

In addition, WaveRider is working with Value Added Resellers (VARs) and Systems Integrators to develop package solutions and reach more customers in this market.

WaveRider's international sales team is focused on securing agreements with Telecommunications Service Providers, Telecommunications Distributors and large regional ISPs, which dominate the international Internet access market, to distribute its products around the world.

WaveRider's Web Site and Internet presence has also provided an ongoing source of potential customers, investors, business partners and employees from around the world. We plan to continue to enhance our website to serve as a more effective sales tool and to provide information and support to our customers.

Professional Services

WaveRider has established a Professional Services Group (PSG), which provides pre- and post-sales engineering support to WaveRider's customers. We believe the PSG offering distinguishes WaveRider from our competitors in the evolving fixed wireless Internet market and will provide a significant source of revenue as we work with customers around the world to plan, install and manage their wireless networks.

WaveRider's PSG is involved in each phase of the sales process, from initial site surveys to determine which WaveRider solution is most appropriate for the customer's service area, to post-sales customer support and maintenance.

Manufacturing and Distribution

WaveRider has entered into long term manufacturing agreements with C-MAC Electronic Systems Inc. (C-MAC) and Electronic Manufacturing Group (EMG) to manufacture, package and distribute WaveRider products.

C-MAC - Headquartered in Montreal, Quebec, Canada, C-MAC employs more than 7,500 employees and operates 44 manufacturing facilities internationally, including sites in Belgium, Canada, China, France, Germany, India, Mexico, the United Kingdom and the United States. C-MAC is a leading internationally diversified designer and manufacturer of integrated electronic manufacturing solutions, from components to full systems, primarily serving the communications, automotive, instrumentation, defense and aerospace equipment markets worldwide. C-MAC services include product design, supply chain management and assembly and testing.

Electronics Manufacturing Group - EMG is an ISO 9002 registered Electronics Manufacturing Services company that provides a complete range of integrated product development and delivery services to the global technology and electronics industry. Such services include design, rapid prototyping, manufacturing and assembly, testing, product assurance, supply chain management, worldwide distribution and after-sales service. Headquartered in Calgary, Alberta, Canada, EMG has three manufacturing facilities located in Canada and employs 355 people. EMG brings extensive insight to the principles of wireless manufacturing and production.

Through WaveRider's association with C-MAC and EMG, the Company has the capability to meet the demands of a rapidly growing Internet market, with high quality efficiently manufactured products.

Competition

There is intense competition in the data communications industry. WaveRider competes not only with other fixed wireless Internet companies, but also with companies that deliver hard-wired technologies (wire or fiber optic cable). Competition is based on design and quality of the products, product performance, price and service, with the relative importance of each factor varying among products and markets.

WaveRider competes against companies of various sizes in each of the markets we serve. Many of these companies have much greater financial and other resources available to help them withstand adverse economic or market conditions. These factors, in addition to other influences such as increased price competition and market and economic conditions could potentially impair WaveRider's ability to compete.

Regulation of Wireless Communications

Currently, the WaveRider technology is deployed in the highly regulated license free frequency bands. As such, the WaveRider products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Industry
Canada, for use in Canada, and other regulator bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of the WaveRider products in the 902 to 928 MHz band is subordinate to certain licensed and unlicensed uses of the band and WaveRider products must not cause harmful interference to other equipment operating in the band and must accept interference from any of them. If the Company should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, the Company or our customers could be required to cease operations in the band in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz band becomes unacceptably crowded, and no additional frequencies are allocated, the Company's business could be adversely affected.

Research and Development

The Company intends to continue to invest heavily in research and development to expand the capabilities of both the NCL and LMS product families. Investments in the future will focus around three development areas:

         1. increasing the speed and user capacity of the networks to allow more users at greater throughput speeds

         2. expanding the product offerings into other licensed and unlicensed bands, to address additional international markets; and

         3. further enhancing the network capabilities of the systems to support new developing applications

The markets in which the Company participates and intends to participate are characterized by rapid technological change. As such, the Company believes that, for the foreseeable future, it will be required to make significant investments in research and development in order to achieve its market objectives. Research and development expenses, net of employee stock-based compensation but including depreciation and amortization, were $8,239,597, $3,021,548, and $1,814,617 in 2000, 1999, and 1998 respectively. The Company expects research and development expenses to decline in absolute dollars in future periods as the Company completes the commercial deployment of the LMS2000 and LMS3000 products.

WaveRider's Staff

The Company, through its subsidiaries, WaveRider Communications (Canada) Inc., ADE Network Technology Pty. Ltd. and JetStream Internet Services Inc. currently has approximately 139 full-time employees, 56 in the Toronto head office and satellite sales offices, 25 in ADE's 5 Australian offices and the rest directly involved in or supportive of R&D activities in Calgary and the provision of Internet Services in the Salmon Arm, British Columbia area. The Company is actively recruiting additional staff to support its projected growth and to enhance its research and development activities.


ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate or other properties. WaveRider's main offices and test sites are in Toronto, Ontario, and Calgary, Alberta in Canada and ADE's head office is in Melbourne, Australia. These offices house sales, administration and research operations and are leased from unrelated parties. We maintain sales offices in Australia, Canada, China, Germany and the United States. In addition, our subsidiary JetStream Internet Services Inc maintains offices in Salmon Arm, British Columbia in Canada.

WaveRider's Toronto Office is leased for a period of five years ending May 31, 2004 and our main Calgary facilities are being leased for a period of five years ending March 31, 2004. The lease for our JetStream's office was renewed effective January 1, 2001, for a one-year period.

Cost commitments related to present leases are described in Item 8.

ITEM 3. LEGAL PROCEEDINGS

There are no active or pending legal proceedings of a material nature to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares are quoted under the symbol "WAVC" on the NASDAQ National Market System operated by the National Association of Securities Dealers, Inc. ("NASD"). The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                       2000 Bid                 1999 Bid
                                   High        Low          High         Low

          First Quarter           $15.84       $2.00        $2.97       $1.69
          Second Quarter          $10.25       $3.31        $2.59       $1.31
          Third Quarter            $9.81       $4.12        $1.81       $0.78
          Fourth Quarter           $5.37       $1.03        $2.69       $0.75

Holders: The Company has approximately 598 common shareholders of record as of February 26, 2001. This number does not include shareholders whose shares are held in street or nominee names.

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

ITEM 6. SELECTED FINANCIAL DATA

STATEMENTS OF LOSS DATA:

                                                                            Year ended December 31
                                                  2000            1999               1998           1997             1996
REVENUE                                      $  4,132,992    $  1,716,045       $     205,882  $       77,459   $         -

COST OF PRODUCT AND INTERNET SALES              5,239,048       1,294,815              75,467          21,798             -
                                             ------------------------------------------------------------------------------
GROSS MARGIN                                   (1,106,056)        421,230             130,415          55,661             -

EXPENSES                                       30,830,871       8,236,805           4,650,066       1,380,621       121,776
                                             ------------------------------------------------------------------------------
LOSS FROM OPERATIONS                          (31,936,927)     (7,815,575)         (4,519,651)     (1,324,960)     (121,776)

NET INTEREST INCOME (EXPENSE)                     307,267        (136,275)             42,133               -             -
                                             ------------------------------------------------------------------------------
NET LOSS BEFORE TAXES                         (31,629,660)     (7,951,850)         (4,477,518)     (1,324,960)     (121,776)

DEFERRED TAX RECOVERY                             157,045         504,000                   -               -             -
                                             ------------------------------------------------------------------------------
NET LOSS                                      (31,472,615)     (7,447,850)         (4,477,518)     (1,324,960)     (121,776)
                                             ==============================================================================
BASIC AND FULLY DILUTED LOSS PER SHARE      $       (0.59)  $       (0.25)      $       (0.18)          (0.11)        (0.02)
                                             ==============================================================================
Weighted Average Number of Common Shares       53,203,750      34,258,565          29,485,320      12,299,522      5,113,041
                                             ==============================================================================

BALANCE SHEET DATA:

                                                                         December 31,
                                                                2000                     1999

    Cash and cash equivalents                             $       7,720,902        $     5,540,918
                                                          ----------------------------------------

    Working capital                                               7,331,220              5,222,841
    Property, plant & equipment                                   2,395,373                978,160
    Total assets                                                 20,933,045             10,080,516

    Convertible promissory notes                                  1,835,299                      -
    Long term capital leases                                        224,347                 18,625

    Shareholders' Equity                                         12,182,589              8,298,382


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

We have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. The Company's outstanding shares of Common Stock, par value $.001, are traded under the symbol "WAVC" on the NASDAQ National Market System.

In 2000, the Company issued 10,318,753 shares of Common Stock and 1,240,740 Common Stock Purchase Warrants, net of cancellations, for cash consideration, net of cash expenses, of $16,757,800. 6,423,872 shares of Common Stock were issued pursuant to exercises of warrants, net of 42,478 warrants that were cancelled through a cashless exercise. The private and public sale of shares and attached warrants accounted for the issue of 1,437,036 shares of Common Stock and 940,740 Common Stock Purchase Warrants. 1,693,845 shares of Common Stock were issued pursuant to exercises under the Company's employee option plans. In addition, the Company issued 764,000 shares of Common Stock pursuant to the conversion of shares of Series C Preferred Shares.

In 2000, the Company also sold convertible promissory notes and warrants, for net cash proceeds, of $4,818,000. The promissory notes plus accrued interest will be convertible to common stock of the Company upon the effective date of a registration statement filed with the Security and Exchange Commission on December 28, 2000. Included with the promissory notes were 2,461,538 Series J warrants, exercisable at $3.35 per share for 5 years, and 5,607,692 Series L warrants, exercisable at $2.539 for one year. As part of the agreement, the Company also issued 25,000 Series M warrants, exercisable at $3.05 for 5 years, as a finder's fee.

In 1999, the Company issued 11,951,664 shares of Common Stock and 4,309,629 Common Stock Purchase Warrants for cash considerations, net of cash expenses, of $10,909,353. The private and public sale of shares and attached warrants accounted for the issue of 10,857,766 shares of Common Stock and 4,309,629 Common Stock Purchase Warrants. 375,440 shares of Common Stock were issued pursuant to exercises under the Company's employee option plans, 30,000 through the exercise of warrants and 36,000 shares of Common Stock were issued pursuant to the conversion of shares of Series C Preferred Stock. In addition, the Company issued 384,588 shares of Common Stock pursuant to the acquisition of Transformation Techniques, Inc. and a further 267,870 shares of Common Stock were awarded pursuant to the Employee Stock Compensation (1997) Plan.

During 1998, the Company issued 4,583,100 shares of Common Stock and 800,000 shares of Preferred Stock and 2,850,000 warrants to purchase common shares for cash proceeds of $6,350,833, net of cost of $348,419. Private placements and the exercise of attached warrants accounted for the issue of 3,629,038 shares of Common Stock and 800,000 shares of Preferred Stock. 951,562 shares of the Common Stock were issued pursuant to exercises under the Employee Stock Option (1997) Plan, and 2,500 shares of the Common Stock were awarded under the Employee Stock Compensation (1997) Plan. In addition, the Company converted the 4,000,000 Series B convertible Preferred Stock, issued in 1997, into 10,000,000 common shares.

The details of these offerings were disclosed in previous filings. The proceeds from these issues have and will continue to be used to continue the on-going expansion of the operations of the Company and the development of the WaveRider(R) product families.

General

The Company reported a net loss for the year ended December 31, 2000, of $31.5 million on revenues of $4.1 million, compared to a net loss for the year ended December 31, 1999 of $7.4 million on revenues of $1.7 million and a net loss for the year ended December 31, 1998 of $4.5 million on revenues of $0.2 million. The Company's reported results for 2000 include one-time non-cash charges, for the extension of the Company's Employee Stock Option (1997) Plan, of $11.1 million and non-cash accounting charges of $1.3 million related to the release of shares from escrow.

In the fourth quarter, management determined that the Transformation Techniques Inc. (TTI) technology could not operate to customer expectations in certain operating conditions and that the technologies could not be remedied to overcome the issues. As a result, included in the 2000 loss is the write-off of the Company's investment in acquired core technology and goodwill, in the amount of $1,028,430, which was recorded as a result of the purchase of TTI in 1999. In addition, the Company wrote off inventories and recorded warranty provisions, in the amount of $1,568,739, related to the TTI technologies, including the amounts recorded related to the impairment.

The Company's cash balance increased to $7.7 million at December 31, 2000, compared to $5.5 million at December 31, 1999 and $3.0 million at December 31, 1998. Increases in cash balances are the result of the Company's additional capital placements. See "Liquidity and Capital Resources" for fuller discussion of the Company's equity financings.

Revenue

Total revenue increased 141% in 2000, compared to 1999, primarily due to the commercial release of the Company's LMS2000 network system and to the expansion of the Company's sales and marketing. Revenues increased 733% in 1999, compared to 1998, primarily due to the commercial release of the Company's first product offering, the NCL 135, during the first quarter of 1999 and the acquisition of TTI in June 1999

Cost of Product and Internet Sales

Cost of Product and Internet Sales in 2000 were adversely affected by the $1,568,739 write-off of TTI technology related inventories. As a result, the Company recorded a gross margin deficiency in 2000 of $1,106,056 compared to gross margins of $421,230 and $130,415 in 1999 and 1998 respectively.

With the introduction of the new NCL 1155 product, which utilizes new replacement technology at a significantly lower cost, in the fourth quarter of 2000, the Company anticipates significantly higher margins on its NCL wireless bridging revenues. In addition, the margins related to the Company's LMS wireless network products have historically been, and are anticipated to be, greater than the NCL product line. As the LMS network products take on a greater proportion of the Company's sales, margins will increase.

Expenses

The Company continued to invest heavily in the development of its NCL and LMS product families, with Research and Development costs, excluding stock related expenses, depreciation and amortization, in 2000 amounting to $6,127,360 (1999 - $2,319,707, 1998 - $1,545,510).

The extension of the Company's 1997 Option Plan and the release of shares from the escrow plan resulted in non-cash accounting charges in 2000 in the amount of $12,365,177 (1999 - $489,770, 1998 - $0). As of December 31, 2000, the Company
had achieved the first two performance events in the escrow agreement resulting in the release of 1,350,000 shares of Common Stock or 15% of the escrow shares. The Company expects that the remaining 7,650,000 shares will be released from escrow during 2001 and the value of the shares will be recorded at the date the respective performance events occur.

Selling, general and administrative expenses, excluding non-cash stock related charges, increased to $8,605,887 in 2000 (1999 - $4,634,505, 1998 - $2,800,209).
Throughout the year, the Company expanded its sales operations in the United States and Internationally and in the fourth quarter acquired ADE Technologies in Australia. The additions were put in place to provide the Company with the trained sales and support representatives required to sell and service the LMS network products.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We Have A Limited Operating History, Therefore There Is A High Degree Of Uncertainty Whether Our Business Plans Or Our Products Will Be Successful

Up to the beginning of the year, our Company was mainly focused on the research and development of our products and as a result has had limited sales or revenues. There can be no assurance that the products that we offer will meet with market acceptance. In addition, there is no guarantee that even if there proves to be a market for our products, that the market will allow us to generate a profit.

None of our current products has achieved widespread distribution or customer acceptance. Although, some of our products have passed the development stage, we have not yet established a commercially viable market for them. Although we believe that we have the expertise to commercialize our products and establish a market for them, there is no assurance that we will be successful or that such products will prove to have widespread customer appeal.

We Need Additional Financing And There Is Uncertainty We Can Get It

Management believes the Company will need to receive the additional funding arranged on December 8, 2000, in order to continue its product development, sales and marketing. The ability to draw on this additional funding is dependent on a number of factors, including share pricing, which are outside the Company's control. If the Company is unable to draw on the additional funding then the Company will need to raise the additional funds through the sale of its equity or debt securities in private or public financing or through strategic partnerships in order to fully exploit the potential of its products and achieve profitable operations. There can be no assurance that the funds required can be raised.

We Have A History Of Losses, And Our Future Profitability Is Uncertain

Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. Until recently we had no product that could be commercialized, and therefore we have experienced significant operating losses every year since incorporation. The Company incurred a net loss of $31,472,615 for the year ended December 31, 2000 (1999 - $7,447,850 and 1998 -
$4,477,518) and reported a deficit at that date of $49,414,508 (1999 - $17,910,784).

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

The Data Communication Industry Is In A State Of Rapid Technological Change And We May Not Be Able To Keep Up

We may be unable to keep up with technological advances in the data communications industry. As a result, our products may become obsolete or unattractive. The data communications industry is characterized by rapid technological change. In addition to frequent improvements of existing technology, there is frequent introduction of new technologies leading to more complex and powerful products. Keeping up with these changes requires significant management, technological and financial resources. As a small company, we do not have the management, technological and financial resources that larger companies in our industry may have. There can be no assurance that we will be able or successful in enhancing our existing products, or in developing, manufacturing and marketing new products. An inability to do so would adversely effect our business, financial condition and results of operations.

We Have Limited Intellectual Property Protection And There Is Risk That Our Competitors Will Be Able To Appropriate Our Technology

Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We regard our technology as proprietary. We have no issued patents or pending patent applications, nor do we have any registered copyrights with respect to our intellectual property rights, but we intend to file patent applications. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. Despite our precautions, it might be possible for a third party to copy or otherwise obtain our technology, and use it without authorization. Although we intend to defend our intellectual property, we can not assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that patent application or copyright registration that may be filed will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar, or even superior, to our technology.

Use Of Our Products Is Subordinated To Other Uses And There Is Risk That Our Customers May Have To Limit Or Discontinue The Use Of Our Products.

License-free operation of our products in certain radio frequency bands is subordinated to certain licensed and unlicensed uses of these bands. This subordination means that our products must not cause harmful interference to other equipment operating in the band, and must accept potential interference from any of such other equipment. If our equipment is unable to operate without any such harmful interference, or is unable to accept interference caused by others, our customers could be required to cease operations in some or all of these bands in the locations affected by the harmful interference. As well, in the event these bands become unacceptably crowded, and no additional frequencies are allocated to unlicensed use, our business could be adversely affected.

Currently, our products are designed to operate in frequency bands for which licenses are not required in the United States, Canada and other countries that we view as our potential market. Extensive regulation of the data communications industry by U.S. or foreign governments and, in particular, imposing license requirements in the frequency bands of our products could materially and adversely affect us through the effect on our customers and potential customers. Continued license-free operation will depend upon the continuation of existing U.S., Canadian and such other countries' government policies and, while no planned policy changes have been announced or are expected, this cannot be assured.

Adverse Consequences And Possible Dilution Are Associated With Our Obligation To Issue Substantial Shares Of Common Stock Upon Conversion Of
Convertible Securities

We are obligated to issue a substantial number of shares of Common Stock upon the conversion or exercise of our outstanding warrants and convertible notes. The price which we may receive for the Common Stock issuable upon conversion or exercise of such convertible securities may be less than the market price of the Common Stock at the time of such exercise. Consequently, for the life of such convertible securities, the holders of such convertible securities may have been given, at nominal cost, the opportunity to profit from a rise in the market price of the Common Stock.

The exercise of all of the aforementioned securities may also adversely affect the terms under which we could obtain additional equity capital. In addition, should a significant number of these securities be exercised or converted, the resulting increase in the amount of the Common Stock in the public market could have a substantial dilutive effect on our outstanding Common Stock.

We May Be Subject To Product Liability Claims And, We Lack Product Liability Insurance

We face an inherent risk of exposure to product liability claims in the event that the products designed and sold by us contain errors, "bugs" or defects. There can be no assurance that we will avoid significant product liability exposure. We do not currently have product liability insurance and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, would be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect our business, financial condition and results of operations.

We Depend Upon Third Party Manufacturers And There Is Risk That, If These Suppliers Become Unavailable For Any Reason, We May For An Unknown Period Of Time Have Difficulty Finding Alternate Sources of Supply

We depend upon a limited number of third party manufacturers to make our products. If our suppliers are not able to manufacture for us for any reason, we would, for an unknown period of time, have difficulty finding alternate sources of supply. Accordingly, no assurance can be given that manufacturing capacity will continue to be available to us on commercially reasonable terms or otherwise. Inability to obtain manufacturing capacity would have a material adverse effect on our business, financial condition and results of operations.

Some of the information in this annual report, on form 10-K, contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause WaveRider's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed above. Before you invest in our common stock, you should be aware that the occurrence of any of the events described under "Risk Factors" above or elsewhere in this annual report could have a material adverse effect on our business, financial condition and results of operation. In such a case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

NAME                   AGE      POSITION

Bruce Sinclair         49       Director, President and Chief Executive Officer
Cameron A. Mingay      49       Director and Corporate Secretary.
Gerry Chastelet        54       Director
John Curry             54       Director
Guthrie Stewart        45       Director
Dennis Wing            52       Director
Charles Brown          45       Vice President, Marketing
James Chinnick         54       Vice President, Engineering
Scott Worthington      46       Vice President and Chief Financial Officer

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

Cameron A. Mingay is a partner at Cassels Brock & Blackwell LLP, Toronto, Ontario, Canada and specializes in the areas of securities and corporate commercial law, with an emphasis on public offerings, mergers and acquisitions, and corporate reorganizations. He has extensive experience in representing companies and investment dealers in all manners of public and private corporate finance transactions. He acts as lead counsel for a number of public clients and he serves as counsel to a number of investment dealers on corporate finance matters. He is currently on the board of Kinross Gold Corporation and is the Corporate Secretary of Nextair Inc. He completed his undergraduate degree at the University of Wisconsin and York University and his law degree at Queen's University.

Gerry Chastelet, a 30-year veteran of the telecommunications industry, is currently president, chairman and CEO of Digital Lightwave Inc. of Clearwater, Florida. Prior to Digital Lightwave, he served as president and CEO of Wandel and Goltermann Techologies Inc. a global supplier of communication test and measurement equipment. From 1993 to 1995 he served as vice president, Sales
Marketing and Service - Americas and Asia Pacific for Network Systems Corporation. He has also held senior management roles with other high-tech companies including Gandalf Systems Corporation, Paradyne Corporation and IBM.

John E. Curry, C.A. is President of Karina Ventures Inc., a venture capital consulting company. He previously was a founding partner in Bedford Curry & Co., Chartered Accountants, a Vancouver based firm specializing in public companies and business financing which he built over a sixteen year period. Mr. Curry is a member of the British Columbia Institute of Chartered Accountants and has a BA from the University of Western Ontario.

Guthrie J. Stewart acts as a Board member or consultant to emerging companies. Prior to October, 2000 he was the Executive Vice-President, Global Development for the Teleglobe Group and Chairman and Chief Executive Officer of Teleglobe Media Enterprises. From 1992, he had held various executive positions within the Teleglobe Group including President and Chief Executive Officer of Teleglobe Canada Inc., Canada's international telecommunications carrier.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes that, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table describes the compensation earned in fiscal 2000 by the Chief Executive Officer of the Company and all executives officer who received compensation in excess of $100,000 in 2000, 1999 and 1998. The directors of the Company received $1,000 per meeting attended during the year and in total were awarded 375,000 options under the Employee Stock Option (2000) Plan for their participation in the board of directors and each of its subcommittees.

SUMMARY COMPENSATION TABLE 2000

                                         Annual Compensation
Name and
Principal Position                Year      Salary          Bonus         Stock Options

Bruce Sinclair                    2000      235,627         67,322            500,000
Pres./CEO/Director                1999      204,730        134,617            100,000
                                  1998      182,002                                      Note 1

Charles Brown                     2000      138,683         42,692            200,000
Vice Pres., Sales & Marketing     1999      128,156         50,885            535,000
                                  1998      101,112         39,045            465,000

James Chinnick                    2000       97,482         71,631            200,000
Vice Pres., Engineering           1999       87,748         76,732            630,000

Scott Worthington                 2000      111,665         25,784            200,000
Vice President & CFO              1999      103,863         26,923            450,000
                                  1998       76,845         15,369            550,000

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

The  following  table  summarizes  option  grants  during 2000 to the  executive
officers  named  in  the  Summary   Compensation  Table  (the  "Named  Executive
Officers")

Individual Grants

                             Percent of Total
                     Number of    Options                                        Potential Realizable Value
                     Securities   Granted to   Exercise   Market                 at Assumed Annual Rates
                     Underlying   Employees    or Base    Price on               of Stock Price Appreciation
                     Options      in Fiscal    Price      Date of    Expiration  for Option Term
                     Granted      Year         ($/sh)     Grant      Date        0%       5%       10%

Bruce Sinclair        200,000     6.3%      $9.03      $9.03        2/25/10      0     90,300     180,600
                      300,000     9.4%      $9.03      $9.03        2/25/10      0    135,450     270,900

Charles Brown         200,000     6.3%      $9.03      $9.03        2/25/10      0     90,300     180,600

James Chinnick        200,000     6.3%      $9.03      $9.03        2/25/10      0     90,300     180,600

Scott Worthington     200,000     6.3%      $9.03      $9.03        2/25/10      0     90,300     180,600

Exercises during 2000

                                                                  Number of
                                                                  securities           Value of
                                                                  underlying           unexercised in-
                                                                  unexercised          the-money
                                                                  options/SARs at      options/SARs at
                                                                  fiscal year end      fiscal year end
                                                                           (#)                  ($)
                               Shares                             ____________________________________
                               acquired on       Value            Exercisable/         Exercisable/
Name                           exercise (#)      Realized ($)     unexercisable        unexercisable

Bruce Sinclair                   225,000         1,962,345              1,290,000/       849,022/
                                                                         1,085,000        819,978

Charles Brown                    125,400         881,013                  419,850/        45,702/
                                                                           654,750              0

James Chinnick                   70,000          463,773                  226,500/             0/
                                                                           633,500              0

Scott Worthington                47,600          430,045                  669,900/        99,700/
                                                                           482,500              0



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of February 23, 2001, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $0.001 par value. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 62,854,753 shares of Common Stock issued and outstanding as of such date, which numbers do not include any options or warrants issued and outstanding.

Name and Address of                                    Amt. Of Common             % of Common Stock
Beneficial Owner                                     Stock benef. Owned              outstanding
-------------------                                  ------------------            ----------------
Bruce Sinclair,  Director, CEO, President, Director       3,290,000                      5.05%
Cameron A. Mingay, Secretary/Director                       127,500                      0.20%
Gerry Chastelet, Director                                   150,000                      0.24%
John Curry, Director                                        120,000                      0.24%
Guthrie Stewart, Director                                   100,000                      0.16%
Dennis Wing, Director                                       100,000                      0.16%
Charles Brown, Vice President, Sales & Marketing            422,826                      0.67%
Scott Worthington, Vice-President & CFO                     672,249                      1.06%
Jim Chinnick, Vice President, Engineering                   229,590                      0.36%
                                                       ------------                   --------

All Directors and Executive Officers (9)                  5,212,165                      7.77%
                                                       ------------                   --------

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 2000, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as disclosed in the 10 K filed by the Company for the year ended December 31, 2000.

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

Exhibit No.                Description.

3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 registration statement on Form S-18, File no. 33-25889-LA.
3.2               Bylaws of the  Company,  incorporated  by reference to Exhibit
                  3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8th, 1993, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the period ended September 30th, 1994.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25th, 1993, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No. 0-25680.
3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25th, 1995, incorporated by reference to Exhibit 2(e) to registration statement on Form 8-A, File no. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24th, 1997, incorporated by reference to Exhibit 3.6 on Form 10KSB for the year ended December 31, 1996.
3.8 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit 3.7 on Form 10KSB for the year ended December 31, 1997.
3.9 Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997 incorporated by reference to Exhibit 3.8 on Form 10KSB for the year ended December 31, 1997.
3.10 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit 99.1 on Form 8-K filed May 5, 1998.
3.11 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series C Voting 8% Convertible Preferred Stock, filed with the Nevada Secretary of State on June 3, 1998 incorporated by reference to Exhibit 4 on Form 8-K filed June 18, 1998.
3.12 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on July 17, 2000, incorporated by reference to Appendix D on Form DEF 14A filed May 25, 2000.
4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement on Form S-18, File no. 33-25889-LA.
4.2 Warrant Terms dated December 15, 1998, relating to the Class G Common Stock Purchase Warrants, incorporated by reference to
                  Exhibit  4.9 on Form  10KSB for the year  ended  December  31,
                  1998.

4.3 Warrant Terms dated December 29, 1998, relating to the Common Stock Purchase Warrants, incorporated by reference to Exhibit
                  4.10 on Form 10KSB for the year ended December 31, 1998.
4.4 Warrant Terms dated June, 1999, relating to the Class H Common Stock Purchase Warrants, incorporated by reference to Exhibit
                  4.11  on a  registration  statement  on  Form  S-3,  File  no.
                  333-82855
4.5 Warrant Terms dated December 1999, relating to Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.13 on a registration statement on Form S-3, File no. 333-92591.
4.6 Warrant Terms dated December 8, 2000, relating to the Class J Common Stock Purchase Warrants, incorporated by reference to
                  Exhibit 10.4 on Form 8-K filed December 14, 2000.
4.7 Warrant Terms dated December 8, 2000, relating to the Class K Common Stock Purchase Warrants, incorporated by reference to
                  Exhibit 10.5 on Form 8-K filed December 14, 2000.
4.8 Form of Warrant Terms dated December 8, 2000, relating to the Class L Common Stock Purchase Warrants, incorporated by reference to Exhibit 10.6 on Form 8-K filed December 14, 2000.
4.9 Warrant Terms dated December 8, 2000, relating to the Class M Common Stock Purchase Warrants, incorporated by reference to
                  Exhibit 4.9 on Form S-3 filed December 28, 2000.
10.1 Share Exchange Agreement executed the 13th day of May, 1997 between the Company and the shareholders of Major Wireless Communications Inc., ("Major Wireless"), with respect to the purchase by the Company of all the issued and outstanding shares in the capital stock of Major Wireless, incorporated by reference to Exhibit 2.1 in Form 8-K filed May 29, 1997
10.2 Agreement supplemental to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to Exhibit 10.1 in Form 8-K filed May 29, 1997.
10.3              Employee Stock Option (1997) Plan incorporated by reference to
                  Exhibit 99 in Form S-8 filed August 29th, 1997. 10.4 Amendment to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to Exhibit
                  10.1 in Form 8-K filed May 4,1998.
10.5 Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Form S-8 filed May 13, 1998
10.6 Convertible Debenture Agreement between WaveRider and International Advisory Services Ltd. and Wyndel Consulting Ltd. dated December 15, 1998 incorporated by reference to
                  Exhibit 10.11 on Form S-3 filed January 19, 1999.
10.7 Letter of termination of the Convertible Debenture, dated January 8, 1999, incorporated by reference to Exhibit 10.11 on Form S-3 filed January 19, 1999.
10.8 Common Stock Purchase Agreement between WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated December 31, 1998, including the exhibits to such agreement incorporated by reference to Exhibit 10.13 on Form S-3 filed January 19, 1999.
10.9              Amendment  to the  Common  Stock  Purchase  Agreement  between
                  WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated June 14, 1999, incorporated by reference to Exhibit 10.14 on Form S-3, File No. 333-82855.
10.10 Merger Agreement between WaveRider Communications Inc and TTI Merger Inc and Transformation Techniques, Inc. and Peter Bonk, incorporated by reference to Exhibit 10.1 in Form 8-K filed June 30, 1999
10.11 Employment agreement between Mr. Peter Bonk and WaveRider Communications (USA) Inc., dated June 11, 1999, incorporated by reference to Exhibit 10.2 in Form 8-K filed June 30, 1999.
10.12 Loan Agreement between WaveRider Communications Inc. and AMRO International, S.A. dated October 15, 1999, incorporated by reference to Exhibit 10.1 in Form 10-Q for the quarter ended September 30, 1999.
10.13 Common Stock Purchase Agreement between WaveRider Communications Inc. and Radyr Group Investments dated October 18, 1999, incorporated by reference to Exhibit 10.2 in Form 10-Q for the quarter ended September 30, 1999.
10.14             Underwriting  Agreement between WaveRider  Communications Inc.
                  and Groome Capital.com Inc. dated December 17, 1999 incorporated by reference to exhibit 10.19 on Form S-3A, File No. 333-92591.
10.15 Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, incorporated by reference to exhibit
                  10.1 on Form 8-K filed October 16,2000.

10.16 Amendment #1 to Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated October 9, 2000, incorporated by reference to exhibit 10.2 on Form 8-K filed October 16,2000.
10.17 Security Purchase Agreement between WaveRider Communications Inc. and Capital Ventures International dated December 8, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed December 14, 2000.

21                *  Subsidiaries

(b)               Reports on Form 8-K

8-K Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, filed October 16,2000.

8-K Security Purchase Agreement between WaveRider Communications Inc. and Capital Ventures International dated December 8, 2000, filed December 14, 2000.

8-K/A Financial Statements required to be filed in connection with the Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, filed December 15, 2000.

8-K/A Amendment to the Financial Statements required to be filed in connection with the Share Sale and Subscription Agreement
                  between   WaveRider   Communications   Inc.  and  ADE  Network
                  Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, filed December 27, 2000.

Exhibit 21

SUBSIDIARIES

The company has a wholly owned subsidiary, ADE Network Technologies Pty. Ltd. ACN 006 395 026, incorporated under the laws of the State of Victoria, Australia on April 1, 1985

The company has a wholly owned subsidiary, WaveRider Communications (USA) Inc. (formerly TTI Merger, Inc.), incorporated under the laws of the State of Nevada, on May 19, 1999.

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

                   CONSOLIDATED FINANCIAL STATEMENTS
                   WaveRider Communications Inc.
                   TORONTO, ONTARIO, CANADA
                   DECEMBER 31, 2000

                   1. AUDITORS' REPORT

                   2. CONSOLIDATED BALANCE SHEETS

                   3. CONSOLIDATED STATEMENTS OF LOSS

                   4. CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                   5. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   [Letterhead of PricewaterhouseCoopers LLP]

February 16, 2001


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of WaveRider Communications Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss, cash flows and shareholders' equity present fairly, in all material respects, the financial position of WaveRider Communications Inc. (the "Company") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As described in note 22, the consolidated financial statements as of December 31, 1997 have been restated. The restated 1997 consolidated financial were audited by other auditors whose revised report dated March 20, 1998 (except for note 4 which is as of March 22, 1999) expressed an unqualified opinion on those statements. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/s/PricewaterhouseCoopers LLP
Chartered Accountants

Toronto, Canada
February 16, 2001




--------------------------------------------------------------------------------
PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

WaveRider Communications Inc.

CONSOLIDATED BALANCE SHEETS

                                                                                               December 31
                                                                                          2000             1999
ASSETS

Current
    Cash and cash equivalents                                                      $   7,720,902     $   5,540,917
    Accounts receivable                                                                1,996,473           707,619
    Due from contract manufacturers                                                    1,127,792                 -
    Inventories                                                                        2,193,502           609,363
    Prepaid expenses and other assets                                                    983,361           128,451
                                                                                   -------------------------------

                                                                                      14,022,030         6,986,350

Property, plant and equipment                                                          2,395,373           978,160
Acquired core technologies                                                                     -         1,203,837
Acquired labor force                                                                     400,659                 -
Goodwill                                                                               4,114,983           912,169
                                                                                   -------------------------------

                                                                                   $  20,933,045    $   10,080,516
                                                                                   ===============================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   4,372,365    $    1,654,401
    Consideration payable on business combination                                      1,621,917                 -
    Deferred revenue                                                                     423,677            41,035
    Current portion of obligation under capital lease                                    272,851            68,073
                                                                                   -------------------------------

                                                                                       6,690,810         1,763,509

Convertible promissory notes                                                           1,835,299                 -
Obligation under capital lease                                                           224,347            18,625
                                                                                   -------------------------------

                                                                                       8,750,456         1,782,134

SHAREHOLDERS' EQUITY

Preferred Stock, $.001 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 0 shares in 2000 and 764,000 shares in 1999                         -               764
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding - 55,121,898 shares in 2000 and 43,903,145 shares
        in 1999                                                                           55,122            43,903
Additional paid in capital                                                            46,014,398        22,599,172
Other equity                                                                          15,482,719         3,565,327
Accumulated other comprehensive income                                                    44,858                 -
Accumulated deficit                                                                  (49,414,508)      (17,910,784)
                                                                                   -------------------------------

                                                                                      12,182,589         8,298,382

                                                                                   $  20,933,045    $   10,080,516
                                                                                   ===============================

Going Concern (Note 1)         Commitments and Contingencies (Note 16)

Approved by the Board                    Director                       Director



REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF LOSS

                                                                                    Year ended December 31
                                                                              2000         1999             1998

REVENUE

Product sales                                                          $    3,592,253  $  1,519,469    $     41,133
Service sales                                                                 540,739       196,576         164,749
                                                                       --------------------------------------------

                                                                            4,132,992     1,716,045         205,882

COST OF PRODUCT AND INTERNET SALES

Product sales                                                               4,983,048     1,225,194          13,445
Service sales                                                                 256,000        69,621          62,022
                                                                       --------------------------------------------

                                                                            5,239,048     1,294,815          75,467
                                                                       --------------------------------------------

GROSS MARGIN                                                               (1,106,056)      421,230         130,415
                                                                       --------------------------------------------

EXPENSES

Selling, general and administration                                         8,605,887     4,634,505       2,800,209
  Employee stock-based compensation                                       10,386,498        482,763               -

Research and development                                                    6,127,360     2,319,707       1,545,510
   Employee stock-based compensation                                        1,978,679         7,007               -

Depreciation and amortization                                               2,164,638       736,875         304,347
Bad debt expense                                                              539,379        55,948               -
Impairment of assets                                                        1,028,430             -               -
                                                                       --------------------------------------------

                                                                           30,830,871     8,236,805       4,650,066
                                                                       --------------------------------------------

Loss from operations                                                      (31,936,927)   (7,815,575)     (4,519,651)
Interest expenses                                                            (274,347)     (184,371)         (6,972)
Interest income                                                               581,614        48,096          49,105
                                                                       --------------------------------------------

NET LOSS BEFORE INCOME TAX EXPENSE                                        (31,629,660)   (7,951,850)     (4,477,518)

DEFERRED TAX RECOVERY                                                         157,045       504,000               -
                                                                       --------------------------------------------

NET LOSS                                                                  (31,472,615)   (7,447,850)     (4,477,518)
                                                                       =============================================

BASIC AND FULLY DILUTED LOSS PER SHARE                                 $        (0.59) $      (0.25)   $      (0.18)
                                                                       =============================================

Weighted Average Number of Common Shares                                    53,203,750    34,258,565      29,485,320
                                                                       =============================================



REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended December 31
                                                                         2000             1999             1998
OPERATIONS

Net loss                                                             $ (31,472,615)  $ (7,447,850)   $   (4,477,518)
Items not involving cash
  Depreciation and amortization                                          2,164,638        736,875           304,347
  Extension of Employee Stock Option (1997) plan                        11,099,858              -                 -
  Options issued to non-employees                                           92,301         70,412           341,809
  Compensatory shares released from escrow to employee                     712,500              -                 -
  Compensatory shares issued to employees                                        -        457,007                 -
  Compensatory options issued to employees                                 552,819         32,763                 -
  Warrants issued on financing and other services                                -        360,098           313,325
  Unrealized foreign exchange loss included in selling,
    general & administration                                                19,150         22,044           (18,340)
  Write off of acquired core technologies and goodwill                   1,028,430              -                 -
  Write off of inventories                                               1,568,739              -                 -
  Bad debt expense                                                         539,379         55,948                 -
  Accretion of interest expense on convertible promissory notes            102,954              -                 -
  Accrued interest expense on consideration payable                         45,000              -                 -
  Amortization of call option included in prepaid expenses and
     other assets                                                          107,433              -                 -
  Deferred tax recovery                                                   (157,045)      (504,000)                -
Net changes in non-cash
  working capital items                                                 (3,671,541)      (907,113)          560,144
                                                                      ---------------------------------------------

                                                                       (17,268,000)    (7,123,816)       (2,976,233)
                                                                      ----------------------------------------------
INVESTING

Acquisition of property, plant and equipment                            (1,474,040)      (376,767)         (612,184)
Purchase of Transformation Techniques Inc.                                       -       (655,288)                -
Purchase of ADE Network Technology Pty. Ltd.                              (492,082)             -                -
                                                                      --------------------------------------------

                                                                        (1,966,122)    (1,032,055)         (612,184)
                                                                      ----------------------------------------------
FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                      16,757,800     10,909,353         6,350,833
Proceeds from sale of convertible promissory notes                       4,818,000              -                 -
Dividends on preferred shares                                              (31,109)      (158,144)          (80,000)
Payments on capital lease obligations                                     (132,753)      (105,848)          (68,216)
                                                                      ----------------------------------------------

                                                                        21,411,938     10,645,361         6,202,617
                                                                      ---------------------------------------------

Effect of exchange rate changes on cash                                      2,169          4,170            (4,689)
                                                                      ----------------------------------------------

Increase in cash and cash equivalents                                    2,179,985      2,493,660         2,609,511

Cash and cash equivalents, beginning of year                             5,540,917      3,047,257           437,746
                                                                      ---------------------------------------------
CASH AND CASH EQUIVALENTS,
  end of year                                                         $  7,720,902   $  5,540,917    $    3,047,257
                                                                      =============================================

Supplementary  disclosures of cash flow  information:
Cash paid during the year for:
   Interest                                                                 61,860         32,349             6,972
Noncash investing and financing activities
   Conversion of warrants (Note 15B(v))                                    103,686              -                 -
   Consideration payable for acquisition                                 1,534,917              -                 -
   Capital lease additions                                                 370,711        125,830           134,932

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years ended December 31


                                                                                                            Additional
                                                             Common Shares             Preferred Shares      Paid-in          Share
                                                         Number       Par Value     Number      Par Value    Capital         Capital

December 31, 1997                                      26,918,381    $  26,919        --          --    $  4,479,370  $  4,506,289
Issuances                                               1,670,360        1,670     800,000         800     4,787,697     4,790,167
(Notes 15B(ii), (iv), (v), (vi), 15F)
Conversions & exercises                                12,912,740       12,912                             1,550,008     1,562,920
(Notes 15B (I), (ii), (iii), 15E)
Options to non-employees (note 15E)
Dividends on preferred stock
Net loss
Shares in escrow (note 15B(iii))                      (10,000,000)     (10,000)                                           (10,000)

December 31, 1998                                      31,501,481       31,501     800,000         800    10,817,075    10,849,376

Issuances  (Notes 15B(v), (viii), (ix),(x),(xi),15F)   10,857,766       10,858                            10,026,885    10,037,743
Conversions & exercises (Notes 15B(ii), (vi), 15E)        441,440          441     (36,000)        (36)      322,933       323,338
Release of shares from escrow (Note 15B(iii))             450,000          450                               533,925       534,375
Issue for purchase of subsidiary (Note 15B(vii))          384,588          385                               441,615       442,000
Issued as compensation (Note 15F)                         267,870          268                               456,739       457,007
Compensatory options to employees (Note 15E)
Options to non-employees (Note 15E)
Dividends on preferred stock
Net loss

December 31, 1999                                      43,903,145    $  43,903     764,000    $    764  $ 22,599,172  $ 22,643,839

Extension of option plan (Note 15E)
Issuances  (Notes 15B(x), (xi), 14)                     1,437,036        1,437                             1,495,031     1,496,468
Conversions & exercises (Notes 15B(iv), (v),            8,881,717        8,882    (764,000)       (764)   18,714,845    18,722,963
(viii), (ix), (x), (xi), 15E)
Release of shares from escrow (Note 15B(iii))             900,000          900                             3,205,350     3,206,250
Compensatory options to employees (Note 15E)
Options to non-employees (Note 15E)
Dividends on preferred stock
Beneficial conversion (Note 14)
Cumulative Translation Adjustment Account
Net loss
Comprehensive net loss
December 31, 2000                                      55,121,898    $  55,122        --      $      -  $ 46,014,398  $ 46,069,520

WaveRider Communications Inc.

Years ended December 31




                                                                                                          Accumulated
                                                 Warrants                          Other                  Comprehensive
                                           Number        Amount       Other        equity       Deficit   Income/(Loss)    Total

December 31, 1997                        1,491,178  $     10,479  $    118,158  $    128,637  $ (3,985,007)           $    649,919
Issuances                                2,850,000     1,387,004                   1,387,004      (712,265)              5,464,906
(Notes 15B(ii), (iv), (v), (vi), 15F)
Conversions & exercises                 (1,961,178)     (100,049)     (253,619)     (353,668)                            1,209,252
(Notes 15B (I), (ii), (iii), 15E)
Options to non-employees (note 15E)                                    341,809       341,809                               341,809
Dividends on preferred stock                                                                       (80,000)                (80,000)
Net loss                                                                                        (4,477,518)             (4,477,518)
Shares in escrow (note 15B(iii))                                                                                           (10,000)

December 31, 1998                        2,380,000     1,297,434       206,348     1,503,782    (9,254,790)              3,098,368

Issuances  (Notes 15B(v),
   (viii), (ix),(x),(xi),15F)            4,309,629     2,063,717                   2,063,717    (1,050,000)             11,051,460
Conversions & exercises
   (Notes 15B(ii), (vi), 15E)              (30,000)      (5,717)       (99,630)    (105,347)                               217,991
Release of shares from escrow
   (Note 15B(iii))                                                                                                         534,375
Issue for purchase of subsidiary
   (Note 15B(vii))                                                                                                         442,000
Issued as compensation (Note 15F)                                                                                          457,007
Compensatory options to employees
    (Note 15E)                                                          32,763        32,763                                32,763
Options to non-employees (Note 15E)                                     70,412        70,412                                70,412
Dividends on preferred stock                                                                      (158,144)               (158,144)
Net loss                                                                                        (7,447,850)             (7,447,850)

December 31, 1999                        6,659,629  $  3,355,434  $    209,893  $  3,565,327  $(17,910,784)           $  8,298,382

Extension of option plan (Note 15E)                                 11,099,858    11,099,858                            11,099,858
Issuances  (Notes 15B(x), (xi), 14)      9,334,970     2,250,180                   2,250,180                             3,746,648
Conversions & exercises (Notes 15B(iv), (6,466,350)   (3,311,347)     (678,024)   (3,989,371)                           14,733,592
(v), (viii), (ix), (x), (xi), 15E)
Release of shares from escrow
    (Note 15B(iii))                                                                                                      3,206,250
Compensatory options to employees
    (Note 15E)                                                         552,819       552,819                               552,819
Options to non-employees (Note 15E)                                     92,301        92,301                                92,301
Dividends on preferred stock                                                                       (31,109)                (31,109)
Beneficial conversion (Note 14)                                      1,911,605     1,911,605                             1,911,605
Cumulative Translation
   Adjustment Account                                                                                          44,858       44,858
Net loss                                                                                       (31,472,615)            (31,472,615)
Comprehensive net loss                                                                                                 (31,427,757)
December 31, 2000                        9,528,249  $  2,294,267  $ 13,188,452  $ 15,482,719  ($49,414,508)   $44,858 $ 12,182,589


                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


1.       GOING CONCERN

These consolidated financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $31,472,615 for the year ended December 31, 2000 (1999 - $ 7,447,850 and
1998 - $4,477,518)  and reported a deficit at that date of  $49,414,508  (1999 -
$17,910,784). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives, lend significant doubt as to the ability of the Company to continue in normal business operations.

In recognition of this issue, the Company entered into a Security Purchase Agreement on December 8, 2000 thereby raising $5,000,000 initially (Note 14) and, with certain conditions, to raise a further funding of $7,000,000 in early 2001. In addition, if the conditions to receive the funds from the Security Purchase Agreement are not met, Management is considering various other funding alternatives, including a private placement, to raise capital in early 2001, but there is no assurance that these undertakings will be successful. The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations.
Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis, which would differ materially from the going-concern basis.

2.       NATURE OF OPERATIONS

WaveRider Communications Inc., incorporated in 1987 under the laws of the state of Nevada, is a public company traded on the NASDAQ National Market System using the trading symbol WAVC.

The Company develops and markets wireless data communications products throughout the world, focusing on Internet connectivity. The Company's primary market is telecommunications companies and Internet Service Providers (ISP's) supplying high speed wireless internet connectivity to their customers. A significant secondary market is that of Value Added Resellers, to allow them to supply their customers with wireless connectivity for local area networks.

3.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ADE Network Technology Pty Ltd. ("ADE"), an Australian Corporation, WaveRider Communications (USA) Inc., a Nevada Corporation, WaveRider Communications (Canada) Inc., a British Columbia company, and JetStream Internet Services Inc., a British Columbia company.

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

Revenue recognition and deferred revenue - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B that had the effect of delaying the required adoption of SAB 101 for the Company until the fourth quarter of 2000. The adoption of SAB 101 in the fourth quarter of 2000 did not have a material impact on the Company's financial position or results of operations for any prior period.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


Revenue for product sales to end-user and Value-Added Reseller customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is reasonably assured. Delivery occurs when the product is shipped, except when the terms of the contract include substantive customer acceptance.

Revenue from maintenance is recognized ratably over the term of the contract. Revenue from installation and consulting services is recognized as earned and the associated costs and expenses are recognized as incurred. In cases in which extended warranty, maintenance or installation services are bundled with the sale of product, the Company unbundles these components and defers the recognition of revenue for the services at the time the product sales revenue is recognized based upon the estimated fair value of the service element.

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

At December 31, 2000, included in other receivables was an amount of $902,639 due to the Company from one of its contract manufacturers.

By virtue of its international operations, the Company is exposed to fluctuations in currency. WaveRider manages its exposure to these market risks through its regular operating and financing activities. The Company is subject to foreign currency risk on its Canadian and Australian business activities.

The fair values of cash and cash equivalents, accounts receivable, due from contract manufacturers, accounts payable and accrued liabilities, consideration payable on business combination and convertible promissory notes approximate their recorded amounts unless otherwise stated.

Cash and cash equivalents - All liquid investments having an original maturity not exceeding three months are treated as cash equivalents.

Inventory - Raw materials are recorded at the lower of cost or replacement cost. Finished goods are recorded at the lower of cost and net realizable value. Cost is determined on the weighted average cost basis and includes material, labor and overheads, where applicable.

Property, plant and equipment - Property, plant and equipment are recorded at historic cost. Effective for the first quarter of 2000, the Company adopted a change in its method of depreciation from a declining balance to a straight line basis, as follows:

     Computer software                              3 years
     Computer equipment                             4 years
     Lab equipment and tools                        4 years
     Equipment and fixtures                         5 years
     Leasehold improvements               over the term of the lease
                                          or estimated useful lives

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


The change in policy had no significant effect on current or prior period reported amounts for depreciation.

Foreign currency translation - The Company's functional currency is the United States dollar, except as noted below. Foreign denominated non-monetary assets, liabilities and operating items of the Company are measured in United States dollars at the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing at the balance sheet date.

 The functional currency of ADE, the Company's subsidiary in Australia, is Australian dollars. Accordingly, ADE's assets and liabilities are translated into US dollars using the rate of exchange in effect at the balance sheet date, whereas ADE's revenues, expenses, gains and losses are translated at the average rate of exchange in effect throughout the reporting period. Resulting translation adjustments are included as a separate component of comprehensive income within shareholders' equity (deficit) in the accompanying consolidated financial statements.

Income taxes - Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the tax rates and laws currently enacted. Valuation allowances are established, when necessary, to reduce deferred tax assets when realization is not more likely than not.

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

Acquired core technologies - Acquired core technologies are recorded at cost and amortized using the straight-line method over a period of three years.

Acquired labor force - Acquired labor force costs are recorded at cost and amortized using the straight-line method over a period of three years.

Goodwill - Goodwill is recorded at cost and amortized using the straight-line method over a period not exceeding five years. Effective 2000, the Company modified the amortization period for goodwill from a period of three years to a period not exceeding five years. This modification was adopted prospectively and had the effect of increasing the total asset and decreasing the net loss as at and for the year ended December 31, 2000 by $162,000.

Valuation of long-lived assets - The Company periodically evaluates the carrying value of its long-lived assets, including, but not limited to, property, plant and equipment, acquired core technologies, acquired labor force and goodwill. The carrying value of a long-lived asset is considered to be impaired when the undiscounted cash flow from such asset is estimated to be less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of would be determined in a similar manner, except that fair market values would be reduced by the cost of disposal.

Comprehensive  income  (loss) - Under  SFAS  No.  130  "Reporting  Comprehensive
Income" the Company displays all items required to be recognized under accounting standards as components of its comprehensive income. Comprehensive loss differs from net loss as a result of foreign currency translation adjustments.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


Recently issued accounting standards - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value. The corresponding change in fair value of the derivative instrument will be recognized either in the Consolidated Statement of Operations, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation of the instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 137 had the effect of delaying the required adoption date of SFAS No. 133 for the Company until the first day of the Company's fiscal year 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133." SFAS No. 138 addresses a number of implementation issues associated with SFAS No. 133. The Company adopted SFAS No. 133 and its associated interpretations on the first day of its fiscal year 2001. The adoption of these new accounting standards will not have a material impact on the Company's financial position or results of operations.

4.       ACQUISITION OF SUBSIDIARIES

ADE Network Technology Pty Ltd. - Effective October 1, 2000, the Company acquired ADE Network Technology Pty Ltd. of Melbourne, Australia, ("ADE") a privately-held wireless infrastructure company. The Company undertook this acquisition to provide a sales presence in Australia and South East Asia.

Under the terms of agreement, the Company committed to pay a minimum of $2,227,000 ($4,000,000 Australian) in 4 equal quarterly installments commencing on the closing date. In addition, the former shareholders of ADE could receive up to $501,000 ($900,000 Australian) additional consideration based on 40% of any revenue in excess of $4,175,000 ($7.5 Million Australian) earned by ADE during the 12 months ended September 30, 2001. When the final revenues are determined, any additional compensation will be recorded as goodwill and amortized over the balance of the useful life.

Payment of the first installment of $1,000,000 Australian was made in cash at the Closing. Subsequent to the year-end, on January 3, 2001, the Company made the second payment of $1,000,000 Australian in cash. Payment of the balance of the consideration can be made, at the Company's sole discretion, in the form of shares, cash or a combination of each.

The transaction, accounted for as a purchase, is summarized as follows:

         Current assets                                   $     1,038,352
         Fixed assets                                             271,537
         Current liabilities                                   (1,160,762)
         Non-current liabilities                                 (199,825)
                                                          ----------------

         Net liabilities assumed                                  (50,698)
         Expenses incurred on acquisition                         (51,237)
         Acquired labor force                                     425,000
         Deferred income tax liability                           (153,000)
         Goodwill                                               1,917,917
                                                          ---------------

         Purchase price                                   $     2,087,982
                                                          ===============

         Cash paid on closing                             $       553,065
         Consideration payable                                  1,534,917
                                                          ---------------

         Total consideration given                        $     2,087,982
                                                          ===============

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



The cash effect of this transaction is summarized as follows:

         Bank indebtedness assumed                              $        75,631
         Cash paid on closing                                           553,065
         Cash acquired                                                 (136,614)
                                                                ---------------

         Net cash paid                                          $       492,082
                                                                ===============

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1999:

                                                       2000             1999
                                               --------------------------------
                                                 (unaudited)        (unaudited)

Proforma consolidated revenue                  $     7,276,639  $     5,883,252
                                               ================================

Proforma consolidated net loss                 $  (32,529,320)  $    (8,188,491)
                                               ================================

Proforma consolidated basic and
    fully diluted loss per share               $        (0.61)  $        (0.27)
                                               ================================

Goodwill will be amortized on a straight-line method over a period of three years.

WaveRider Communications (USA) Inc. - In December 2000, the Company determined that there was significant impairment of its investment in WaveRider Communications (USA) Inc. and, accordingly, wrote off a number of assets relating to this acquisition (Note 5 - Impairment of Assets).

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

The transaction, accounted for as a purchase, is summarized as follows:

Other current assets                                                                                $      345,265
Bank indebtedness                                                                                         (401,303)
Accounts payable and accrued liabilities                                                                  (593,582)
Deferred income tax liability                                                                             (504,000)
                                                                                                    ---------------
Net liabilities assumed                                                                                 (1,153,620)
Goodwill                                                                                                   504,000
Acquired core technologies                                                                               1,444,605
                                                                                                    --------------

Purchase price                                                                                      $      794,985
                                                                                                    ==============

Cash paid on closing                                                                                $      253,985
Issuance of shares, including reset shares issued pursuant to certain market value
    share performance provisions - 384,588 shares of common stock                                          442,000
Note payable, included in accounts payable and accrued liabilities                                          99,000
                                                                                                    --------------

Total consideration given                                                                           $      794,985
                                                                                                    ==============

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


The cash effect of this transaction is summarized as follows:

Bank indebtedness assumed                                                                           $      401,303
Cash paid on closing                                                                                       253,985
                                                                                                    --------------

Net cash paid                                                                                       $      655,288
                                                                                                    ==============

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1998:

                                                                                                           1999
                                                                                                   ------------
                                                                                                     (unaudited)

Pro forma consolidated revenue                                                                     $      2,369,510
                                                                                                   ================

Pro forma consolidated net loss                                                                    $     (7,755,009)
                                                                                                    ================

Pro forma consolidated basic and fully diluted loss per share                                      $          (0.26)
                                                                                                   =================

5.       IMPAIRMENT OF ASSETS

During the fourth quarter of fiscal 2000, it was determined that products built from technologies acquired from TTI in 1999 did not meet customer expectations under certain operating conditions and that these technologies, in fact, could not be remedied.

Accordingly, the Company developed replacement technologies and abandoned the TTI technologies. All TTI amounts carried on the Company's balance sheet have appropriately been written off, and related costs recorded, as follows:

Write off of acquired core technology                          $     762,430
Write off of goodwill                                                266,000
                                                               -------------

Impairment of assets recorded in operating expenses                1,028,430
                                                               -------------

In addition, the Company recorded in cost of goods sold, inventory write-downs and warranty provisions during the fourth quarter in the amount of $1,218,216.

The products built from the TTI technologies were included in the Company's wireless data communications segment.

6.       ACCOUNTS RECEIVABLE

                                                                                       2000                  1999
                                                                                -----------------------------------
Accounts receivable - trade                                                     $    2,453,565     $        665,525
Other receivables                                                                      134,785              108,410
Allowance for doubtful accounts                                                       (591,877)            ( 66,316)
                                                                                -----------------------------------

                                                                                $    1,996,473     $        707,619
                                                                                ===================================

7.       INVENTORIES

                                                                                       2000                  1999
                                                                                ------------------------------------
Finished products                                                               $   1,116,651      $         161,350
Raw materials                                                                        1,076,851               448,013
                                                                                ------------------------------------

                                                                                $    2,193,502     $         609,363
                                                                                ====================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



8.       PREPAID EXPENSES AND OTHER ASSETS

                                              2000                  1999
                                       ------------------------------------

Prepaid expenses                       $      430,914     $         128,451
Call option                                   408,795                     -
Deferred financing expense                    143,652                     -
                                       ------------------------------------

                                       $      983,361     $         128,451
                                       ====================================


9.       PROPERTY, PLANT AND EQUIPMENT

                                                     Accumulated   Net Book                       Accumulated   Net Book
                                                    Depreciation/    Value                       Depreciation/    Value
                                          Cost      Amortization     2000               Cost     Amortization     1999
                                     ---------------------------------------------------------------------------------
Computer software                     $ 1,162,873   $  498,515  $   664,358        $    520,254   $ 275,933    $ 244,321
Computer equipment                      1,198,592      426,399      772,193             411,122     121,688      289,434
Lab equipment and tools                   840,922      375,637      465,285             445,023     139,773      305,250
Equipment and fixtures                    581,255      186,763      394,492             142,977      33,406      109,571
Leasehold improvements                    193,867       94,822       99,045              73,113      43,529       29,584
                                     -----------------------------------------------------------------------------------

                                     $ 3,977,509    $1,582,136  $ 2,395,373        $  1,592,489  $ 614,329     $ 978,160
                                     ===================================================================================


Computer   software   includes   $5,141  (1999  -  $6,346)  net  of  accumulated
depreciation of $5,141 (1999 - $3,935), Computer equipment includes $183,968 (1999 - $11,584) net of accumulated depreciation of $30,688 (1999 - $3,838), Lab
Equipment and tools includes $211,231(1999 - $ 144,329) net of accumulated depreciation of $125,123 (1999 - $53,052) and Equipment and fixtures includes $230,403 (1999 - $29,933) net of accumulated depreciation of $71,386 (1999 -
$2,112) related to capital leases.

9.       ACQUIRED CORE TECHNOLOGIES

                                                  2000              1999
                                           ----------------------------------

Cost (Notes 4 and 5)                       $            -       $   1,444,605
Less: accumulated amortization                          -            (240,768)
                                           ----------------------------------

                                           $            -           1,203,837
                                           ==================================


11.      ACQUIRED LABOR FORCE

                                                  2000              1999
                                           ----------------------------------

Cost (Note 4)                              $      436,076       $           -
Less: accumulated amortization                    (35,417)                  -
                                           ----------------------------------

                                           $      400,659                   -
                                           ==================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



12.      GOODWILL

                                                  2000              1999
                                           ----------------------------------

Cost (Notes 4, 5 and 15B(iii))             $    5,070,449       $   1,117,031
Less: accumulated amortization                   (955,466)           (204,862)
                                           ----------------------------------

                                           $    4,114,983       $     912,169
                                           ==================================

12.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                 2000              1999
                                           ----------------------------------

Accounts payable                            $    2,006,608      $   1,082,733
Accrued liabilities                              1,449,700            241,703
Accrued salaries and benefits                      558,276            309,179
Accrued warranty provision                         240,045             20,786
Put option (Note 14)                               117,736                  -
                                           ----------------------------------

                                           $    4,372,365       $   1,654,401
                                           ==================================

14.      CONVERTIBLE PROMISSORY NOTES

On December 8, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $5,000,000 to Capital Ventures International ("CVI") and received cash proceeds of $5,000,000, less cash fees of $182,000 and warrants valued at $23,680. The notes bear an interest rate of 6%, compounded annually and are repayable on December 8, 2002, if not converted prior to that date. The principal amount of the notes plus accrued and unpaid interest automatically convert, subject to certain terms and conditions, into shares of the Company's common stock upon the effectiveness of a registration statement filed with the Securities and Exchange Commission ("SEC") on December 28, 2000.

The conversion price is initially $2.4375 per share and, upon the effective date of the registration statement, will be reduced (if lower) to 90% of the lower of the average closing bid price of the Company's common stock during the 20 trading days immediately prior to the effective date of the registration statement and the closing bid price on the last trading day immediately prior to the effective date of the registration statement.

In connection with the private placement, the Company also issued to CVI Series J and Series K warrants to purchase up to 2,461,538 and 5,907,692 shares of common stock at an exercise price of $3.35 per share and $2.539 per share, respectively. The Series J warrants have a term of five years and contain a cashless exercise feature. The Series K warrants have a one-year term. Additionally, beginning on June 8, 2001, if the average closing bid price for the Company's common stock for 20 consecutive days is greater than $3.81, the Company can cause CVI to exercise the Series K warrants.

In addition, in connection with the private placement, the Company agreed, subject to the satisfaction or waiver of certain conditions, to issue to CVI, on the later of (i) March 8, 2001 and (ii) the 30th day after the registration statement is declared effective by the SEC, additional 6% convertible promissory notes in the aggregate principal amount of $7,000,000 and Series L Warrants. The Series L common stock purchase warrants contain a cashless exercise feature and are exercisable for 5 years from the date of issuance. The ability of CVI to purchase, and the ability of the Company to require the purchase of, these notes have been accounted for as Put and Call Options respectively. The conversion price of the notes will initially be set at $2.64 and upon the effective date of a future registration statement will be reduced (if lower) to 90% of the lower of the average closing bid price of the Company's common stock during the 20 trading days immediately prior to the effectiveness of the second registration statement and the closing bid price on the last trading day immediately prior to the effective date of the second registration statement. The Series L Warrants will cover a number of shares of the Company's common stock equal to $7,000,000 divided by the average closing bid price of the common stock during the 20 trading days immediately prior to the date of issuance of such warrants at an exercise price equal to 165% of the average closing bid price of the common stock during such 20 trading day period.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


In connection with the private placement, the Company agreed to pay Avondale Capital Partners Inc. ("Avondale") a fee equal to 2% of the total aggregate amount financing received by the Company pursuant to the Securities Purchase Agreement, to a maximum fee of $400,000 plus 50,000 Series M warrants, for its involvement as a consultant in connection with the Securities Purchase Agreement. Upon the First Closing, the Company issued to Avondale Series M warrants to purchase 25,000 shares of common stock at an exercise price of $3.05 per share. In addition, upon the Second Closing, the Company will issue to Avondale warrants to purchase a further 25,000 shares of common stock at a price equal to 150% of the market price at the time of the second closing. The First Closing warrants will expire on December 8, 2005 and the Second Closing warrants will expire five years from the Second Closing date. The fair value of $23,680 for the warrants has been included in the cost of financing.

The net proceeds of the transaction have been allocated to the primary financial instruments as follows:

      Convertible promissory notes                           $  1,732,346
      Beneficial conversion feature                             1,911,605
      Series J warrants                                         1,195,663
      Series K warrants                                           503,097
      Series M warrants                                            23,680
      Put option                                                  117,736
      Call option                                                (516,229)
      Deferred financing costs                                   (149,898)
                                                             ------------

      Net cash proceeds                                      $  4,818,000
                                                             ============

The proceeds received were first allocated to the convertible promissory note, the warrants and the options based on the relative fair values of the respective instruments. Then the beneficial conversion feature embedded in the convertible promissory note was calculated and measured using the intrinsic value of the feature based on the most beneficial conversion available to the investor on the commitment date. If the reset conversion price were to result in an additional benefit to the investor, the beneficial conversion feature would increase.

The convertible promissory note is being accreted over the period to its redemption date of December 7, 2002. If the note is converted prior to the redemption date, the remaining portion of the discount on the note will be charged to interest expense.

The Put Option reflects the value of the investor's right to require the company to issue additional convertible promissory notes and warrants. The Call Option reflects the value of the company's right to require the investor to purchase additional convertible promissory notes and warrants.

The Call Option is being amortized over the period of the option and for the year ended December 31, 2000, $107,433 has been charged to the statement of loss. In addition, $102,954 was charged to the statement of loss relating to the accretion of interest expense on the convertible promissory notes.

14.      SHARE CAPITAL

A        Authorized share capital

         Preferred shares issuable in series, par value of $0.001 - 5,000,000 shares Common shares, par value of $0.001 - 200,000,000 shares

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


B        Issued share capital

i) Series A preferred share units - On February 6, 1997, the Company issued 298,125 preferred share units at a price of $0.65 per unit for cash proceeds of $193,782. Each unit consisted of one Series A voting preferred share, convertible immediately into 10 common shares for no additional consideration, and three warrants (Series B, C and D). Based on the fair value of the underlying instruments within the preferred share unit, $130,934 of the total proceeds was allocated to preferred shares and $26,239, $20,426 and $16,183 was allocated to the Series B warrants, Series C warrants and Series D warrants, respectively. As the preferred shares were immediately convertible into common shares, the $62,848 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1997. Each warrant entitled the holder to purchase one common share at the following respective exercise prices of $0.085 (Series B), $0.105 (Series
C) and $0.125 (Series D) on or before February 6, 1998.

Immediately after the units were sold, the preferred shares were converted into 2,981,250 common shares. During 1997, 7,452,572 warrants were exercised for cash proceeds of $782,520. During 1998, the remainder of the warrants, 1,491,178, were exercised for cash proceeds of $156,573.

ii) Common share units - On February 16, 1998, the Company issued 500,000 common share units, at a price of $1.00 per unit, for cash proceeds of $500,000. Each unit consisted of one common share and a Series E warrant. Based on the fair value of the underlying instruments within the common share unit, $404,713 of the total proceeds was allocated to common shares and the balance of $95,287 was allocated to the Series E warrants. The Series E warrants entitled the holder to purchase one common share at $1.25 per share on or before February 16, 1999.

During 1998, 470,000 of the warrants were exercised for cash proceeds of $587,500. The remaining 30,000 were exercised in 1999 for cash proceeds of $37,500.

iii) Series B preferred shares - 4,000,000 Series B preferred shares were issued upon the acquisition of Major Wireless Communication Inc. (note 4). The shares were voting and convertible into common shares at a ratio of ten common shares for each preferred share. Each preferred share entitled the holder to 10 votes.

The shares were held in escrow to be released upon occurrence of certain performance related events. If the events had not occurred by May 13, 2002, the remaining shares held in escrow would be cancelled. On April 15, 1998, the Company and the Series B preferred shareholders agreed to amend the terms of the preferred shares. The conversion ratio was amended to a ratio of 2.5 common shares for each preferred share. On the same date, the preferred shares were converted into 10,000,000 common shares. These common shares are held in escrow and will be released upon the occurrence of certain performance related events. If the specified criteria have not been met by May 13, 2002, the remaining common shares held in escrow will be cancelled. The Board of Directors can extend the escrow period by up to two years.

In 1999, and prior to any release of the escrow shares, two of the shareholders agreed to donate back to the Company 500,000 shares each. These shares have been received by the Company and returned to treasury.

The first milestone related to the release of the common shares held in escrow was met with the delivery of prototype product on August 18, 1999. As a result, the Company requested and the Escrow Agent released the first 5% of the shares held under the Escrow Agreement, valued at $534,375. The valuation was based on the closing price of the common stock on August 18, 1999, of $1.1875 per share and was charged to Goodwill.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


During the second quarter of 2000, the second milestone was met with the first of the LMS systems becoming operational in at least one community. As a result, the Company requested and the Escrow Agent released, on May 26, 2000, the second 10% of the shares held under the Escrow Agreement, 900,000 shares of common stock, valued at $3,206,250. The Company charged $712,500 to compensation expense and charged $2,493,750 to Goodwill. The valuation was based on the closing price of the common stock on May 26, 2000 of $3.5625 per share.

The remaining 7,650,000 shares held in escrow are not included in the number of shares outstanding and the par value ascribed is not recorded in the respective share capital accounts. The shares will be considered to be issued when and if the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

iv) Series C Preferred share units - On June 11, 1998, the Company issued 800,000 preferred share units at a price of $2.50 per unit for cash proceeds of $2,000,000, less costs of $50,000. Each unit consisted of an 8% voting, convertible preferred share and one Series F warrant. Each preferred share may be converted at the option of the holder into one common share for no additional consideration on or before April 30, 2000. Based upon the fair value of the underlying instruments within the preferred share unit, $1,536,343 of the total proceeds, net of costs, was allocated to preferred shares and $413,657 was allocated to the Series F warrants. As the preferred shares were immediately convertible into common shares, the $712,265 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1998.

Each Series F warrant entitles the holder to purchase one common share at the exercise price of $2.50 on or before June 11, 2000. During 2000, all of the Series F warrants were exercised for cash proceeds of $2,000,000.

During 1999, 36,000 shares of preferred stock were converted to shares of common stock and, in 2000, the balance of 764,000 shares of preferred stock were converted to shares of common stock.

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

Pursuant to the agreement, the Company was required to issue additional shares to the investors if the average bid price for the common stock for 30 days prior to certain future dates ("Reset Price") is below the initial purchase price multiplied by 117.5 per cent. The number of shares to be issued will be based on the following formula: ((Number of shares subject to repricing) X (Initial Purchase Price X 117.5% - Reset Price)) / Reset Price.

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

In 1998, as part of the agreement, the Company issued to the investors four groups of warrants as follows: 225,000 with an exercise price of $2.00, 225,000 with an exercise price of $2.61, 225,000 with an exercise price of $3.00 and 225,000 with and exercise price of $4.00. Each warrant entitles the holder to acquire one common share at the specified exercise price, and contain a cashless exercise feature. The warrants expire on December 29, 2003.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


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

During 2000, the investors exercised all of the warrants with exercise prices of $2.00, $2.61 and $3.00 and 191,249 warrants with an exercise price of $4.00, for total proceeds of $2,477,246. In addition, the placement agent's warrants to purchase 150,000 shares of common stock at $3.00, with an assigned value of $103,686, were exercised using the cashless exercise feature. This resulted in the issuance of 107,522 common shares and the return and cancellation of the balance of 42,478 warrants.

vi) Series G Warrants - As a commitment fee for the right to issue up to $2,000,000 in convertible debentures to certain investors, the Company issued the investors warrants to purchase 500,000 common shares at an exercise price of $1.50 per share. The warrants expire on December 15, 2003. The warrants have been recorded at their fair value of $313,325 with the costs charged to the consolidated statement of loss in 1998. The Company terminated the debenture agreement on January 8, 1999 without drawing any funds.

vii) Common Stock issued upon acquisition - On June 15, 1999, the Company finalized a merger agreement between Transformation Techniques, Inc. ("TTI") and a newly incorporated subsidiary, TTI Merger Inc. The new subsidiary subsequently changed its name to WaveRider Communications (USA) Inc.

As part of the consideration, the Company issued 256,232 shares of common stock, having a market value of $442,000 to Mr. Peter Bonk, the sole shareholder of TTI, and TTI was merged into TTI Merger Inc. Prior to the merger agreement Mr. Bonk had no shareholding in or affiliation with the Company.

Pursuant to the Acquisition Agreement, the Company was required to issue additional shares to Mr. Peter Bonk if the average bid price for the common stock for 5 days prior to certain future dates ("Reset Price") fell below the original price of the shares at acquisition. During the third quarter of 1999, the Company issued 57,463 common shares pursuant to the first reset. During the fourth quarter of 1999, the Company issued a further 70,893 common shares pursuant to the second and the third resets. The additional shares issued did not affect the cost of the acquired company. The Company has now satisfied this requirement and there are no further resets (Note 4).

viii) Series H Warrants - On June 29, 1999, the Company issued, for services rendered, warrants to purchase 500,000 common shares at an exercise price of $2.00 per share, up to June 29, 2004. The warrants have been recorded at their fair value of $295,120 with the costs charged to the consolidated statement of loss in 1999. During 2000, all of the warrants were exercised for cash proceeds of $1,000,000.

ix) Loan Agreement - On October 15, 1999, the Company entered into a loan agreement with AMRO International, S.A. ("AMRO") under which the Company borrowed from AMRO $1,500,000 payable on or before May 23, 2000. Under the terms of the agreement, the Company paid interest at 10% per annum and was subject to a repayment premium of 5% of the outstanding balance if the loan was repaid within 120 days or a 10% premium if paid after 120 days.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


Pursuant to a loan agreement the Company issued warrants to purchase 180,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $64,978 with the costs charged to the consolidated statement of loss in 1999.

The loan was repaid in full on December 23, 1999. During 2000, all of the warrants were exercised for cash proceeds of $181,800.

x) Common Stock Purchase Agreement - Under a Common Stock Purchase Agreement, dated October 18, 1999, the Company agreed to sell and the investor to buy up to $5,000,000 in common shares of the Company. Pursuant to the agreement the Company issued warrants to purchase 200,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $72,198 with the costs charged against the investment made in December 1999. During 2000, all of the warrants were exercised for cash proceeds of $202,000.

In December 1999, the investor purchased 400,000 shares of common stock at $1.35 per share, for cash proceeds of $540,000 less fees $33,400.

 In connection with the public underwriting completed on December 23, 1999, the investor agreed to the termination of the Common Stock Purchase Agreement and committed to purchase $4,000,000 in common stock units.

During 1999, the investor purchased 1,525,926 common share units, consisting of one common share and a half of a common share purchase warrant, at $1.35 per unit, for cash proceeds of $2,060,000, less fees of $125,600. Based on the fair value of the underlying instruments within the common share unit, $1,625,815 of the total proceeds was allocated to common shares and the balance of $308,585 was allocated to the warrants. During 2000, the investor exercised all of the 762,963 warrants for cash proceeds of $1,525,926.

In January 2000, the investor purchased the balance of 1,437,036 common share units for cash proceeds of $1,940,000, less fees of $117,408. Based on the fair value of the underlying instruments within the common share unit, $1,496,468 of the total proceeds was allocated to common shares and the balance of $326,124 was allocated to the warrants. During 2000, the investor exercised all of the 718,518 warrants for cash proceeds of $1,437,036.

xi) Public Underwriting - On December 20, 1999, the Company entered into an Underwriting Agreement with Groome Capital.com Inc. ("Groome"). Under the terms of the agreement, the Company sold 4,444,444 common stock units, consisting of one common share and one-half common share purchase warrant, for $1.35 per unit. The sale of units was completed on December 23, 1999 and the Company received cash proceeds of $6,000,000, less fees of $607,500. In addition, the Company issued to Groome with 444,444 Underwriter warrants, which provide Groome with the right to purchase 444,444 common share units at $1.35 per unit for up to 2 years after the offering. Based on the fair value of the underlying instruments within the common share unit, $4,069,664 of the total proceeds was allocated to common shares, $898,792 was allocated to the share purchase warrants and $424,044 was allocated to the Underwriter warrants.

During 2000, all of the Underwriter warrants were exercised for cash proceeds of $600,000. This resulted in the issuance of 222,222 additional common share purchase warrants, valued at $201,616. In addition, during the year, 1,844,176 of the common share purchase warrants, valued at $857,626, were exercised for cash proceeds of $3,688,352.

xii) Warrants issued in connection with a Strategic  Partnership  Agreement - On
March 9, 2000, the Company entered into a Strategic Partnership Agreement with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico. Under the terms of the agreement, the Company granted VoIP exclusive rights to market the Company's products in Mexico in exchange for commitments from VoIP to procure a minimum of $28,000,000 of the Company's products. As an incentive, the Company issued to VoIP 4,500,000 Common Stock Purchase Warrants which VoIP would earn based on achievement of the minimum procurement commitments. In addition, the Company issued 55,000 Common Stock Purchase Warrants to an agent in connection with this transaction.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


On December 8, 2000, the Company notified VoIP that it had cancelled the Agreement for lack of performance. With the cancellation of the Agreement, the warrants for both VoIP and the agent cannot be earned and are, therefore, cancelled.

C        Warrants

         The Company has several series of warrants outstanding at December 31, 2000 as follows:

                                       Number               Weighted-Average
             Exercise Prices        Outstanding              Remaining Life

                  $2.00              1,100,268                  22 months
                 $2.539                                         11 months
                  $3.05                 25,000                  59 months
                  $3.35                                         59 months
                  $4.00                                         35 months
                                        33,751
                              --------------------------

              $2.00 - $4.00          9,528,249
                              --------------------------


D        Other Equity

                                                          2000             1999            1998
                                                     ------------------------------------------

          Stock option extension from 1997 plan      $ 10,661,518      $         -    $         -
          Stock options to non-employees                   29,747          177,130        206,348
          Stock options to employees that
            vested on performance                         585,582           32,763              -
          Beneficial conversion                         1,911,605                -              -
          Warrants                                      2,294,267        3,355,434      1,297,434
                                                     --------------------------------------------

                                                     $ 15,482,719      $ 3,565,327     $1,503,782
                                                     ============================================

E           Employee Stock Option Plans

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

On July 7, 2000, at the Company's annual general meeting of stockholders, a resolution was passed extending the life of all outstanding warrants awarded to the then current employees and non-employee consultants under the Company's Employee Stock Option (1997) Plan.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


A  modification  that either renews a fixed award or extends the award's  period
(life) results in a new measurement of compensation cost as if the award were newly granted. Accordingly, for the fixed awards to employees, the difference between the fair market value of the shares of Common Stock at the time of the extension and the time of the original award was recorded as a compensation expense to the Company. At July 7, 2000, the total charge to compensation expense, related to the extension of the fixed awards, based on a closing stock price of $8.75 per share, was $11,099,858.

During 2000, employees exercised 58,000 of the extended options, with a value of $438,000.

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

Employee Stock Option (2000) Plan -

During 2000, the Company authorized a new option plan for a total of 6,000,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share which expire not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees, the options vest equally over a three year period following the date of award.

Stock options to employees, directors and consultants are summarized as follows:

                                                                                                          Weighted
                                                                                                           Average
Granted to employees and directors                                           Number   Exercisable   exercise price

Balance at December 31, 1997                                              1,818,252       262,466        $    0.48

Granted to employees & directors @ $0.94 - $3.44                          2,709,400                           1.32
Cancelled on termination                                                   (140,080)                          0.99
Exercised                                                                  (372,062)                          0.46
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                              4,015,510     2,596,641             0.92

Granted to employees & directors @ $0.78 - $2.66                          2,754,610                           1.82
Cancelled on termination                                                   (259,180)                          2.61
Exercised                                                                  (282,440)                          0.49
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                              6,228,500     3,196,447        $    1.31

Granted to employees & directors @ $1.31 - $13.81                         3,193,192                           7.55
Cancelled on termination                                                   (175,270)                          3.23
Exercised                                                                (1,507,220)                          1.14
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                              7,739,202     3,302,360        $    3.93
------------------------------------------------------------------------------------------------------------------------------------

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



                                                                                                          Weighted
                                                                                                           Average

Granted to consultants                                                       Number   Exercisable   exercise price
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                              2,060,000       390,000        $    0.47

Granted to consultants @ $0.98 - $1.82                                       95,000                           1.22
Cancelled                                                                  (890,465)                          0.51
Exercised                                                                  (579,500)                          0.49
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                                685,035       189,125             0.51

Granted to consultants @ $2.09                                                6,000                           2.09
Cancelled                                                                   (70,000)                          0.44
Exercised                                                                   (93,000)                          0.45
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                                528,035       154,102        $    0.54

Granted to consultants @ $10.00                                              10,000                          10.00
Cancelled                                                                   (22,075)                          3.34
Exercised                                                                  (186,625)                          0.53
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                                329,335        15,230        $    0.67
------------------------------------------------------------------------------------------------------------------


                                   Number           Weighted average                              Number         Weighted average
           Range of            Outstanding at      exercise price of     Weighted average     Exercisable at      Exercise price
           Exercise              December 31          outstanding         remaining life       December 31,       of exercisable
            Prices                   2000                options              (months)               2000              options
----------------------- --------------------- -------------------- --------------------- ----------------- ---------------------

         $0.50 - $0.56            1,318,535              $ 0.55                 85                154,430             $ 0.56
         $0.78 - $1.22            1,196,000              $ 1.05                 93              1,048,950             $ 1.07
         $1.31 - $2.03            2,130,745              $ 1.97                 101               758,660             $ 1.86
         $2.06 - $5.00              929,745              $ 2.87                 109               353,250             $ 2.36
         $5.34 - $9.00              545,697              $ 7.49                 113                37,500             $ 8.04
         $9.03 - $13.81           1,947,815              $ 9.07                 110               964,800             $ 9.05
                                  ---------              ------                 ---             ---------             ------

         $0.50 - $13.81           8,068,537              $ 3.80                 101             3,317,590             $ 3.76
                                  =========              ======                 ===             =========             ======

Non-employee and Performance Based Options -

Options granted to consultants and performance based options awarded to employees are valued when it is probable that the options will vest and will continue to be adjusted until actual vesting is achieved. Included in options granted are 314,105 non-employee options and 2,207,750 performance based employee options which vest on the same basis as the release of shares from the escrow agreement [Note 15B(iii)].

The fair value of each stock option granted to consultants was estimated on the date the consultant earned the option using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model: nil annual dividends (1999 - nil, 1998 - nil), expected volatility of 90% (1999 - 90%, 1998 - 90%), risk-free interest of 5.76% (1999 - 5.76%, 1998 - 5.47%) and expected life of 3 years (1999 - 3 years, 1998 - 3 years). The weighted average fair value of the stock options granted in 2000 was $2.98 (1999 - $1.41, 1998 - $0.71).

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


The resulting values have been charged to the consolidated statement of loss over the contract period of the consultant. The amount charged to the consolidated statement of loss in 2000 was $92,301 (1999 - $70,412, 1998 - $341,809).

The fair value of the performance based options awarded to employees is calculated using the intrinsic value at the valuation date. The amount charged to compensation expense in 2000 was $552,819 (1999 - $32,763, 1998 - $0)

Fixed Option Awards

For  disclosure  purposes,  the  fair  value of each  stock  option  granted  to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2000: nil annual dividends (1999 - nil, 1998 - nil), expected volatility of 90% (1999 - 90%, 1998 - 90%), risk-free interest of 5.76% (1999 - 5.76%, 1998 - 5.36%) and expected life of 5 years (1999 - 2 years, 1998
- 2 years). The weighted average fair value of the stock options granted in 2000 was $7.55 (1999 - $1.08, 1998 - $0.53).

Under the above model, the total value of stock options granted to employees and directors in 2000 was $14,002,639 (1999 - $2,612,610, 1998 - $1,397,068), which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's loss and loss per share would have been $36,025,438 and $0.68 respectively (1999 - $10,086,384 and $0.29, 1998 - $5,662,881 and $0.20).

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

For disclosure purposes, the fair value of this private option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2000: nil annual dividends (1999 - nil, 1998 - nil), expected volatility of 90% (1999
- 90%, 1998 - 90%),  risk-free  interest of 5.76% (1999 - 5.76%,  1998 - 5.36% )
and expected life of 2 years (1999 - 2 years, 1998 - 2 years). Had the Company determined compensation cost for these options in accordance with SFAS No. 123, the Company's 2000 pro forma loss and pro forma loss per share would not have changed (1999 - no change, 1998 -increased by $238,000 and $0.01)

F        Employee Stock Compensation (1997) Plan

In 1999, the Employee Stock Compensation (1997) Plan, authorized by the Company in 1997, which allowed for a total of 2,500,000 common shares that could be awarded to employees and certain consultants, expired. As such, during 2000, the Company did not authorize any issuance of common shares (1999 - 267,870, 1998 - 2,500) pursuant to the plan. In the prior years, the value of the shares at the date of the award was recorded in the Statement of Loss during the year.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


16.      COMMITMENTS AND CONTINGENCIES

Obligation under Capital Lease

                                                     2000            1999
                                             --------------------------------
Gross Lease commitments:
2000                                         $             -      $    95,820
2001                                                 326,138           24,919
2002                                                 184,348              273
2003                                                  53,653                -
                                             --------------------------------

                                                     564,139          121,012
Less: imputed interest                               (66,941)         (34,314)
                                             --------------------------------

                                                     497,198           86,698
Less: current portion                               (272,851)         (68,073)
                                             --------------------------------

Long-term obligation under capital lease     $       224,347      $    18,625
                                             ================================

Operating Leases

2001                                         $       632,403
2002                                                 607,949
2003                                                 567,474
2004                                                 179,467

The Company incurred rental expenses in 2000 of $652,104 (1999 - $421,242,  1998
- $65,690).

Contract Manufacturers

The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis.

Escrow Shares

As at December 31, 2000, the Company had 7,650,000 shares of common stock outstanding which were held under an escrow agreement (Note 15B(iii)). The shares will be considered to be issued when and if the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

17.      NET CHANGES IN NON-CASH  WORKING CAPITAL ITEMS RELATING TO OPERATIONS

                                                                  2000               1999               1998
                                                          --------------------------------------------------
Accounts receivable                                       $   (1,536,885)     $    (558,662)     $    (10,932)
Due from contract manufacturers                               (1,127,792)                  -                 -
Prepaid expenses and other assets                               (190,224)           (98,027)          (18,602)
Inventory                                                     (2,653,078)          (250,946)         (136,664)
Accounts payable and accrued liabilities                       1,650,008               (955)          708,658
Deferred revenue                                                 186,430             1,477             17,684
                                                          ---------------------------------------------------

                                                          $   (3,671,541)     $    (907,113)     $    560,144
                                                          ===================================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


18.      RELATED PARTY TRANSACTIONS

During the year, a total of $25,283  (1999 - $29,093,  1998 - $117,767) was paid or payable to directors and officers or to companies related to them for the fair value of their management and administrative services.

19.      INCOME TAXES

Net loss before income tax expense for the period is summarized as follows:

                                                                     2000             1999             1998
                                                                -------------------------------------------

United States                                                    21,458,701        4,947,362       4,451,609
Canada                                                            9,810,052        3,004,488          25,909
Australia                                                           360,907                -              -
                                                             ----------------------------------------------

Net loss before taxes                                        $   31,629,660     $  7,951,850   $   4,477,518
                                                             ===============================================

US statutory rate at 35%                                         11,070,000        2,783,000       1,567,000
Amounts permanently not deductible for tax purposes              (4,734,000)        (190,000)       (144,000)
Foreign tax rate differential                                     1,045,000          319,000         (42,000)
Net operating loss and temporary differences for which
no benefit was recognized                                        (7,223,955)      (2,408,000)     (1,381,000)
                                                             -------------------------------------------------

Deferred tax recovery                                        $      157,045     $    504,000   $           -
                                                             ===============================================

Deferred tax assets/(liabilities) consist of the following:

                                                                     2000             1999             1998
                                                                -------------------------------------------

Net operating loss carry forwards                            $    11,776,000    $   4,878,000  $   2,159,000
Property, plant and equipment                                        722,000          280,000        131,000
Acquired labor force                                                       -         (420,000)             -
                                                             -----------------------------------------------

Net deferred tax assets                                           12,498,000        4,738,000      2,290,000
Deferred tax valuation allowance                                 (12,498,000)      (4,738,000)    (2,290,000)
                                                             -----------------------------------------------

                                                             $             -    $           -  $           -
                                                             ===============================================

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets that a full valuation allowance has been provided. The deferred tax valuation allowance increased in 2000 by $7,760,000 (1999 - $2,448,000, 1998 - $1,847,000).

      As of December 31, 2000, the Company had available net operating loss carryforwards for United States, Canadian and Australian purposes of approximately $18,212,000, $11,557,000 and $361,000, respectively. The United States net operating loss carryforwards begin to expire in 2008, the Canadian net operating loss carryforwards begin to expire in 2006 and the Australian net operating losses begin to expire in 2020. The net operating losses are subject to certain Canadian and United States restrictions that may apply on any change in the control of the Company and which could adversely affect the amounts and benefits to be derived therefrom.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


20.      LOSS PER SHARE

The warrants, which could result in the issue of 9,528,249 additional shares of common stock [Note 15C] and the options, which could result in the issue of 8,068,537 additional shares of common stock [Note 15E] have not been included in the loss per share calculation as they are anti-dilutive. The shares held in escrow pertaining to the Major Wireless transaction [Note 15B(iii)] have not been included from the loss per share calculation as they are contingently issuable shares. Also, the number of shares issuable upon payment of the consideration payable [Note 4] and the conversion of the convertible promissory notes [Note 13] are not included as the actual number is indeterminable and would be anti-dilutive.

                                                                  Year ended December 31, 2000
                                                               Loss             Shares      Per share
                                                           (Numerator)      (Denominator)     Amount

Net Loss                                                  $ 31,472,615
Add:  Cash dividends paid on preferred stock in year            31,109
                                                        --------------

Basic LPS
  Loss attributable to common shareholders                 $31,503,724       53,203,750        $0.59
                                                           =========================================



                                                                   Year ended December 31, 1999
                                                              Loss             Shares       Per share
                                                           (Numerator)      (Denominator)     Amount

Net Loss                                                  $  7,447,850
Add:  Cash dividends paid on preferred stock in year           158,144
      Deemed dividend on share resets [Note 15B(v)]          1,050,000
                                                          ------------

Basic LPS
  Loss attributable to common shareholders                $  8,655,994       34,258,565        $0.25
                                                          ==========================================



                                                                  Year ended December 31, 1998
                                                               Loss            Shares       Per share
                                                           (Numerator)      (Denominator)     Amount

Net Loss                                                  $  4,477,518
Add:  Dividends paid in year                                    80,000
          Convertible preferred stock [Note 15 B(iv)]          712,265
                                                          ------------
Basic LPS
  Loss attributable to common shareholders                $  5,269,783       29,485,320        $0.18
                                                          ==========================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



21.      SEGMENTED INFORMATION

INDUSTRY SEGMENTS

The Company operates in two industry segments: wireless data communications and Internet services.

                                                                 Year ended December 31, 2000

                                                   Wireless Data           Internet Services        Total

REVENUE                                            $   3,920,657             $ 212,335          $ 4,132,992
COST OF SALES                                          5,174,719                64,329            5,239,048
                                                   --------------------------------------------------------

GROSS MARGIN                                          (1,254,062)              148,006           (1,106,056)
                                                   ---------------------------------------------------------

EXPENSES
Selling, general and administration                    8,458,533               147,354            8,605,887
   Employee stock based compensation                  10,386,498                     -           10,386,498
Research and development                               6,127,360                     -            6,127,360
   Employee stock based compensation                   1,978,679                     -            1,978,679
Depreciation and amortization                          2,112,237                52,401            2,164,638
Bad debt expense                                         539,379                                    539,379
Impairment of assets                                   1,028,430                     -            1,028,430
                                                   --------------------------------------------------------

                                                      30,631,116               199,755           30,830,871
                                                   -------------------------------------------------------------

Loss from operations                                 (31,885,178)              (51,749)         (31,936,927)
Interest expense                                        (274,347)                    -             (274,347)
Interest income                                          579,287                 2,327              581,614
                                                   --------------------------------------------------------

NET LOSS BEFORE INCOME TAX EXPENSE                 $ (31,580,238)            $(49,422)         $(31,629,660)

DEFERRED TAX RECOVERY                                    157,045                     -              157,045
                                                   --------------------------------------------------------

NET LOSS                                           $ (31,423,193)           $ (49,422)        $ (31,472,615)
                                                   =========================================================


                                                                 Year ended December 31, 1999

                                                    Wireless Data         Internet Services         Total

REVENUE                                            $   1,519,469             $ 196,576          $ 1,716,045
COST OF SALES                                          1,225,194                69,621            1,294,815
                                                   --------------------------------------------------------

GROSS MARGIN                                             294,275               126,955              421,230
                                                   --------------------------------------------------------

EXPENSES

Selling, general and administration                    4,517,863               116,642            4,634,505
   Employee stock based compensation                     482,763                     -              482,763
Research and development                               2,319,707                     -            2,319,707
   Employee stock based compensation                       7,007                     -                7,007
Depreciation and amortization                            701,841                35,034              736,875
Bad debt expense                                          55,948                                     55,948
                                                   --------------------------------------------------------

                                                       8,085,129               151,676            8,236,805
                                                   --------------------------------------------------------

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999




Loss from operations                                  (7,790,854)              (24,721)          (7,815,575)
Interest expense                                        (184,371)                    -             (184,371)
Interest income                                           47,118                   978               48,096
                                                   --------------------------------------------------------

NET LOSS BEFORE INCOME TAX EXPENSE                 $  (7,928,107)            $(23,743)          $(7,951,850)

DEFERRED TAX RECOVERY                                    504,000                     -              504,000
                                                   --------------------------------------------------------

NET LOSS                                           $  (7,424,107)           $ (23,743)         $ (7,447,850)
                                                   =========================================================


                                                                 Year ended December 31, 1998

                                                   Wireless Data          Internet Services         Total

REVENUE                                            $      41,133             $ 164,749         $    205,882
COST OF SALES                                             13,445                62,022               75,467
                                                   --------------------------------------------------------

GROSS MARGIN                                              27,688               102,727              130,415
                                                   --------------------------------------------------------

EXPENSES

Selling, general and administration                    2,714,553                85,656            2,800,209
Research and development                               1,545,304                     -            1,545,304
Depreciation and amortization                            269,313                35,240              304,347
                                                   --------------------------------------------------------

                                                       4,529,170               120,896            4,650,066
                                                   --------------------------------------------------------

Loss from operations                                  (4,501,482)             (18,169)           (4,519,651)
Interest expense                                          (6,972)                   -                (6,972)
Interest income                                           49,105                    -                49,105
                                                   --------------------------------------------------------

NET LOSS                                           $  (4,459,349)            $(18,169)         $ (4,477,518)
                                                   ========================================================


The total assets for the Internet Service segment was less than $50,000 in each of the years presented. All Internet Service revenue was generated in Canada.

GEOGRAPHIC SEGMENTS

For the year ended December 31, 2000, the Company operated in four geographic segments;

REGION                                            2000                 1999

Canada                                        $ 1,314,968            $ 492,060
Asia/Pacific                                    1,222,014               22,329
United States                                     899,334              739,826
Rest of world                                     696,676              461,830
                                             ---------------------------------

                                             $  4,132,992          $ 1,716,045
                                             =================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999




                                          Year ended December 31, 2000
                                    Canada         Australia           Total

Property, plant and equipment   $   2,111,984    $     283,389     $  2,395,373
Acquired labor force                                   400,659          400,659
Goodwill                            2,305,738        1,809,245        4,114,983
                                -----------------------------------------------

                                $   4,417,722    $   2,493,293     $  6,911,015
                                ===============================================


Prior to 2000, all long lived assets of the Company were in Canada.

22.      PRIOR PERIOD ADJUSTMENTS

During the year ended December 31, 1998, it was determined that the Company had not accounted for stock options issued for services rendered by outside consultants, nor for the purchase of Major Wireless Communications Inc., as required by generally accepted accounting principles. As a result, the 1997 consolidated financial statements were restated to include the fair value of options issued to consultants. These changes, which had no net impact on the Company's cash flow results, affected the prior reported financial results as follows:

                                              Year Ended December 31, 1997         Inception to Dec. 31, 1997
                                             -----------------------------   ------------------------------------
                                                Restated      Originally        Restated             Originally
                                               Information     Reported        Information            Reported

      Selling, general and administration    $     962,346  $    702,492    $     3,429,558        $    3,169,704
      Research and development                     405,705       379,729            491,403               465,427
      Depreciation and amortization                 12,570        12,570             80,427                80,427
                                             --------------------------------------------------------------------

Total expenses                                   1,380,621     1,094,791          4,001,388             3,715,558
                                             --------------------------------------------------------------------

NET LOSS                                     $  (1,324,960) $ (1,039,130)   $    (3,922,159)       $   (3,636,329)
                                             ====================================================================

BASIC AND FULLY DILUTED
LOSS PER SHARE                               $      (0.11)  $      (0.08)   $         (1.62)       $        (1.48)
                                             ====================================================================

SHAREHOLDERS' EQUITY
       Share Capital                         $   4,506,289  $  4,286,248
       Other Equity                                128,637             -
       Deficit accumulated
          during development stage              (3,985,007)   (3,636,329)
                                             ---------------------------

                                             $     649,919  $    649,919
                                          ==============================

23.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 5, 2001               WAVERIDER COMMUNICATIONS INC.


                               By  /s/  D. Bruce Sinclair
                                   D. Bruce Sinclair, President, Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                        Title                           Date

/s/ D. Bruce Sinclair        President, Chief Executive         March 5, 2001
---------------------
D. Bruce Sinclair            Officer and Director

/s/ T. Scott Worthington     Chief Financial Officer            March 5, 2001
------------------------
T. Scott Worthington

/s/ Cameron A. Mingay        Secretary/Director                 March 5, 2001
---------------------
Cameron A. Mingay

/s/ Gerry Chastelet          Director                           March 5, 2001
-------------------
Gerry Chastelet

/s/ John Curry               Director                           March 5, 2001
--------------
John Curry

/s/ Guthrie Stewart          Director                           March 5, 2001
-------------------
Guthrie Stewart

/s/ Dennis R. Wing           Director                           March 5, 2001
------------------
Dennis R. Wing