Form 10-Q
period 2001-03-31
WAVERIDER COMMUNICATIONS INC
filed 2001-04-30
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                         Commission file number 0-25680

                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                33-0264030
(State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


             255 Consumers Road, Suite 500, Toronto, Ontario M2J 1R4 (Address of principal executive offices and Zip (Postal) Code)


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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 27, 2001

66,254,708 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__
                        -

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended March 31, 2001


                                      INDEX

                                                                Page


PART I.     FINANCIAL INFORMATION                                 3


Item 1.   Financial Statements                                  4-9

          Consolidated Balance Sheets                             4

          Consolidated Statements of Operations                   5

          Consolidated Statements of Cash Flows                   6

          Notes to Consolidated Financial Statements            7-9


Item 2.   Management's Discussion and Analysis
                  or Plan of Operation                         10-11



PART II     OTHER INFORMATION                                    11


Item 6.   Reports on Form 8-K                                    11


          Signatures                                             12

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

          Quarter ended March 31, 2001 and year ended December 31, 2000



The Financial statements for the three months ended March 31, 2001 and 2000 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2001, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2001. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)


                                                                                  Quarter ended      Year ended
                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   3,206,888     $   7,720,902
    Accounts receivable                                                                1,950,259         1,996,473
    Due from contract manufacturers                                                      485,097         1,127,792
    Inventories                                                                        1,830,959         2,193,502
    Prepaid expenses and other assets                                                    469,370           983,361
                                                                                   -------------    --------------

                                                                                       7,942,573        14,022,030

Property, plant and equipment                                                          2,237,668         2,395,373
Acquired labor force                                                                     317,326           400,659
Goodwill                                                                               3,494,452         4,114,983
                                                                                   -------------    --------------

                                                                                   $  13,992,019    $   20,933,045
                                                                                   =============    ==============
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   3,113,816    $    4,372,365
    Consideration payable on business combination                                      1,063,414         1,621,917
    Deferred revenue                                                                     435,495           423,677
    Current portion of obligation under capital lease                                    201,765           272,851
                                                                                   -------------    --------------

                                                                                       4,814,490         6,690,810

Convertible promissory notes                                                             200,056         1,835,299
Obligation under capital lease                                                           209,300           224,347
                                                                                   -------------    --------------

                                                                                       5,223,846         8,750,456
                                                                                   -------------    --------------
SHAREHOLDERS' EQUITY

Preferred Stock, $.001 par value per share: authorized - 5,000,000 shares;
    issued and outstanding Nil shares at March 31, 2001 and December 31, 2000                  -                 -
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  58,306,002 shares at March 31, 2001
    55,121,898 shares at December 31, 2000                                                58,306            55,122
Additional paid in capital                                                            52,478,499        46,014,398
Other equity                                                                          13,743,159        15,482,719
Accumulated other comprehensive income (loss)                                           (180,575)           44,858
Deficit                                                                              (57,331,216)      (49,414,508)
                                                                                   --------------   ---------------

                                                                                       8,768,173        12,182,589
                                                                                   --------------   ---------------
                                                                                   $  13,992,019    $   20,933,045
                                                                                   =============    ==============

See accompanying notes to financial statements.


                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                                   Quarter ended March 31
                                                                              2001                      2000
                                                                       --------------------------------------------
                                                                           (Unaudited)               (Unaudited)
REVENUE

Product sales                                                          $        1,776,161          $        757,219
Internet sales                                                                     54,242                    48,933
                                                                       ------------------          ----------------

                                                                                1,830,403                   806,152

COST OF PRODUCT AND INTERNET SALES                                              1,389,402                   647,483
                                                                       ------------------          ----------------

GROSS MARGIN                                                                      441,001                   158,668
                                                                       ------------------          ----------------
EXPENSES

Selling, general and administration                                             2,856,675                 1,418,750
Research and development                                                        2,086,330                 1,396,178
Interest expense                                                                3,493,043                    14,752
Interest income                                                                   (78,339)                 (126,151)
                                                                       ------------------          ----------------

                                                                                8,357,709                 2,703,529
                                                                       ------------------          ----------------

NET LOSS                                                               $       (7,916,708)         $     (2,544,861)
                                                                       ==================          ================

BASIC AND FULLY DILUTED LOSS PER SHARE                                 $            (0.14)         $          (0.05)
                                                                       ==================          ================

Weighted Average Number of Common Shares                                       55,757,444                49,263,629
                                                                       ==================         =================


------------------------------------------------------------------------------------------------------------------------------------


OPENING DEFICIT                                                        $        (49,414,508)       $    (17,910,784)

NET LOSS FOR THE PERIOD                                                          (7,916,708)             (2,544,861)

DIVIDENDS ON PREFERRED STOCK                                                             -                  (29,509)
                                                                       -------------------         ----------------

CLOSING DEFICIT                                                        $        (57,331,216)       $    (20,485,154)
                                                                       ====================        ================


------------------------------------------------------------------------------------------------------------------------------------


NET LOSS FOR THE PERIOD                                                $         (7,916,708)       $     (2,544,861)
                                                                       --------------------        -----------------

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                              (225,433)                      -
                                                                       --------------------        ----------------

                                                                                   (225,433)                      -
                                                                       --------------------        ----------------

COMPREHENSIVE LOSS                                                     $         (8,142,141)       $     (2,544,861)
                                                                       ====================        ================


See accompanying notes to financial statements.


                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                      Quarter ended March 31
                                                                                        2001                2000
                                                                             ------------------------------------------
                                                                                     (Unaudited)         (Unaudited)
OPERATIONS

Net loss                                                                          $     (7,916,708)  $       (2,544,861)
Items not involving cash
    Depreciation and amortization                                                          671,534              353,253
    Foreign exchange gain (loss)                                                           (18,631)              (2,177)
    Accretion of interest expense on
     convertible promissory notes                                                        1,846,453                    -
    Contingent consideration expense on
     convertible promissory notes                                                        1,030,189                    -
    Amortization of deferred financing expenses                                            132,403                    -
    Amortization of call option included in prepaid
     expenses and other assets                                                             387,150                    -
    Accrued interest expense on promissory notes                                            62,942                    -
    Accrued interest expense on consideration payable
     on business acquisition                                                                30,000                    -
Net changes in non-cash working capital items                                             (707,989)            (646,691)
                                                                                    -----------------------------------

                                                                                        (4,482,657)          (2,840,476)
                                                                                    -----------------------------------

INVESTING

Acquisition of fixed assets                                                                (96,786)            (178,552)
                                                                                    -----------------------------------

                                                                                           (96,786)            (178,552)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                             143,039           13,686,924
Dividends on preferred shares                                                                    -              (29,509)
Payments on capital lease obligations                                                      (66,501)             (31,290)
                                                                                    -----------------------------------

                                                                                            76,538           13,626,125
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (11,109)                (760)
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                        (4,514,014)          10,606,337

Cash and cash equivalents, beginning of period                                           7,720,902            5,540,917
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    3,206,888   $       16,147,254
                                                                                    ===================================

Supplementary disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                                 10,076               10,347
Noncash investing and financing activities
   Conversion of warrants (Note 15B(v))                                                         -               103,686
   Capital lease additions                                                                  14,715               80,121



See accompanying notes to financial statements.


                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2001 and December 31, 2000


1)       GOING CONCERN

         These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $7,916,708 for the three months ended March 31, 2001 (2000 - $2,544,861) and reported a deficit at that date of $57,331,216 (2000 - $20,485,154). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations.

         Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. Under the terms of the financing completed in December 2000, the Company has the ability to sell additional promissory notes and warrants for $7,000,000 provided certain conditions are met on the second closing date or waived by the investor within 60 days thereafter. At April 13, 2001, the date of the second closing under the Agreement, the Company did not meet the minimum stock price requirement and the investor chose not to waive the requirement at that time. The Company continues to discuss the issue with the investor but, given the current stock price and the investor's current ownership position, Management does not believe that they will waive the requirement within the 60 day period.

         Management has, accordingly, filed a Registration Statement under form S-3 (a "Shelf Registration") which will allow the Company the flexibility to secure additional sources of financing. Discussions have been held with a number of former and prospective partners and Management believes that the requisite funding will be forthcoming.

         The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.


2)       ACCOUNTS RECEIVABLE

                                                                                         March               December
                                                                                         31, 2001             31, 2000
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   2,308,909      $   2,453,565
     Other receivables                                                                      296,582            134,785
     Allowance for doubtful accounts                                                       (655,232)          (591,877)
                                                                                      ---------------------------------

                                                                                      $   1,950,259      $   1,996,473
                                                                                      ================================

3)      INVENTORIES
                                                                                         March               December
                                                                                         31, 2001             31, 2000
                                                                                      --------------------------------
                                                                                      (Unaudited)            (audited)

     Finished products                                                                $   1,078,127      $   1,116,651
     Raw materials                                                                          752,832          1,076,851
                                                                                      --------------------------------

                                                                                      $   1,830,959      $   2,193,502
                                                                                      ================================


                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2001 and December 31, 2000


4)       CONVERTIBLE PROMISSORY NOTES

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

         The note agreement provided for the automatic conversion of the principal amount of the notes plus accrued and unpaid interest, subject to certain terms and conditions, into shares of the Company's common stock upon the effectiveness of a registration statement filed with the Securities and Exchange Commission ("SEC") on December 28, 2000. The registration statement was declared effective on March 14, 2001 and, accordingly, the conversion price has been adjusted, based on the provisions of the agreement, to $1.49 per share, which was 90% of the market price at the time of conversion.

         On March 14, 2001, CVI exercised their right to convert promissory notes in the principal amount of $4,550,000, plus interest, for 3,101,249 shares of common stock of the Company. The balance of the promissory notes will be converted when CVI can do so without exceeding 4.99% beneficial ownership of the Company or on December 8, 2001.

         During the quarter, and as a result of the conversion, $1,846,453 was charged to the statement of loss relating to the accretion of interest expense. In addition, upon conversion, $1,030,189 was charged to the statement of loss relating to contingent consideration arising from the adjustment of the conversion price.

         Under the terms of the agreement,  the Company  agreed,  subject to the satisfaction or waiver of certain conditions, to issue to CVI, on the later of (i) March 8, 2001 and (ii) the 30th day after the registration statement is declared effective by the SEC (the "Second Closing Date"), additional 6% convertible promissory notes in the aggregate principal amount of $7,000,000 and Series L Warrants. One of the conditions of the second placement, a minimum average stock price of $1.75 during the 20 day period prior to the Second Closing Date, was not met. As such, under the terms of the Agreement, CVI has at its sole discretion the ability for a period of 60 days, from the Second Closing Date, to waive the condition and purchase the additional promissory notes and warrants.


5)       SHAREHOLDERS' EQUITY

         During the period ended March 31, 2001, the Company issued 82,855 shares of common stock for cash consideration of $143,039, 3,101,249 shares of common stock were issued upon conversion of promissory notes and accrued interest, and $1,739,561 was transferred from other equity to additional paid in capital, as outlined below:

         Conversion of Promissory Notes - promissory notes in the principal amount of $4,550,000 plus accrued interest of $72,800 were converted to 3,101,249 shares of common stock on March 14, 2001. As a result of this conversion, $1,739,561 relating to the promissory notes' beneficial conversion feature was transferred from other equity to additional paid in capital.

         Purchases under the Employee Stock Purchase Plan - employees purchased 68,355 shares of common stock for cash proceeds of $127,184.

         Exercise of Options - employees and former employees exercised 14,500 options to purchase common stock for cash proceeds of $15,855.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2001 and December 31, 2000


6)   COMMITMENTS

     a)  Employee Stock Option Agreements

         The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares, respectively. Through March 31, 2001, the Company had awarded 6,022,992 options under the Employee Stock Option (1997) Plan, 2,947,135 options under the 1999 Incentive and Nonqualified Stock Option Plan and 2,891,492 options under the Employee Stock Option (2000) Plan.

     b)  Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the opening or closing price during any plan period. On September 1, 2000, the Company implemented its first plan period, which ran until January 31, 2001. Subsequent offerings will run for six-month periods commencing February 1, 2001.


7)       SEGMENTED INFORMATION

         The Company's operations are in the design, development, marketing, sale and support of wireless data access products, focused on fixed wireless Internet access. The Company does not have any other material operating segments.


8)       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending March 31, 2001.


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


         Liquidity and Capital Resources.

         The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" on the NASDAQ National Market System. The Company must rely on its ability to raise money through equity financing to pursue its business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products.

         During the first three months of 2001, the Company raised $143,039 through purchases under the Employee Stock Purchase Plan and the exercise of Employee Stock options.

         Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. Under the terms of the financing completed in December 2000, the Company has the ability to sell additional promissory notes and warrants for $7,000,000 provided certain conditions are met on the second closing date or waived by the investor within 60 days thereafter. At April 13, 2001, the date of the second closing under the Agreement, the Company did not meet the minimum stock price requirement and the investor chose not to waive the requirement at that time. The Company continues to discuss the issue with the investor but, given the current stock price and the investor's current ownership position, Management does not believe that they will waive the requirement within the 60 day period.

         Management has, accordingly, filed a Registration Statement under form S-3 (a "Shelf Registration") which will allow the Company the flexibility to secure additional sources of financing. Discussions have been held with a number of former and prospective partners and Management believes that the requisite funding will be forthcoming.

         Current Activities.

         The Company currently has approximately 150 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in the United States, Canada, Australia, Germany and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

   Results of Operations

Revenue

Total revenue increased 127% in Q1 2001, compared to Q1 2000, and 30% compared to Q4 2000. Quarter on quarter growth was primarily due to the continued deployment of the Company's LMS 2000 network systems and a few large volume sales of the NCL 1155 bridging products, along with the commercial release of the Company's LMS3000 network system in March 2001. Revenue growth over the corresponding quarter in 2000 was the result of the growth in sales of the LMS 2000 network system since its introduction at the end of Q1 2000 and to the continued expansion of the Company's bridging products.

Cost of Product and Internet Sales

Cost of Product and Internet Sales in Q1 2001 increased to 24.1% of revenue from 19.7% of revenue in Q1 2000.

With the introduction of the new NCL 1155 product, which utilizes new replacement technology at a significantly lower cost, in the fourth quarter of 2000, and continued efforts for toward cost improvement, the Company expects significantly higher margins on its NCL wireless bridging revenues. Discounts offered on the large volume sales of the NCL 1155 during the quarter did reduce margins below what the Company expects will be ongoing levels for the NCL product line.

In addition, the margins related to the Company's LMS wireless network products have historically been, and are expected to be, greater than the NCL product line. As the LMS network products take on a greater proportion of the Company's sales, it is the Company's belief that margins will increase.

Expenses

The Company continued to invest heavily in the development of its NCL and LMS product families, with Research and Development costs in Q1 2001, including depreciation and amortization but excluding stock based compensation which was expensed in Q4 2000, amounting to $2,086,330 compared to $1,396,178 for the corresponding quarter in 2000 and $1,805,747 in Q4 2000. Quarter on quarter growth was the result of increased consulting expenses to complete the commercialization of the LMS 3000 network system.

Selling, general and administrative expenses increased to $2,856,675 in Q1 2001 from $ 1,433,502 in the corresponding period of 2000 and decreased from $3,642,291, excluding stock based compensation, in Q4 2000. This was due to the Company imposing a freeze on new hires and discretionary spending during the quarter.

Interest expense increased to $3,493,043 in Q1 2001 from $14,752 in Q1 2000 as a result of the costs of conversion of the promissory notes issued in December 2000.



                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          January 11, 2001 - Regulation FD Disclosure

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                  WaveRider Communications Inc.



Date: April 30, 2001              /s/ D. Bruce Sinclair
                                  -------------------------------
                                  D. Bruce Sinclair
                                  President and Chief Executive Officer


                                  /s/ T. Scott Worthington
                                  -------------------------------
                                  T. Scott Worthington
                                  Chief Financial Officer.