Form 10-K/A
period 2000-12-31
WAVERIDER COMMUNICATIONS INC
filed 2001-06-29
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                           Commission File No. 0-25680

                          WaveRider Communications Inc.
             (Exact name of registrant as specified in its charter)

         Nevada                                           33-0264030
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

255 Consumer Road, Suite 500
Toronto, Ontario  Canada                                      M2J 1R4
(Address of principal executive offices)                     (Zip Code)

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

                           YES    X         NO   ___

         Indicate by checkmark if disclosure of  delinquent  filers  pursuant to item 405 of Regulation S-K is not herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ____ [ X ]

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant was approximately $101,531,895 as of June 1, 2001 (based on the closing price for such stock as of June 1, 2001).

         As of June 1, 2001, there were 66,269,108 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS


              PART I                                                    Page

Item 1.       Description of Business                                    3


              PART II

Item 7.       Management's Discussion and Analysis or Plan of Operation  7


              PART III

Item 10.      Directors and Executive Officers of the Registrant        12

Item 11.      Executive Compensation                                    15

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                17


              PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               18

                                     PART I

Item 1 of the registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:

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

WaveRider  Communications  Inc.  - Our  Business

WaveRider designs, develops, markets and supports fixed wireless Internet access products. WaveRider's products are designed to deliver efficient, reliable, and cost-effective solutions to bringing high-speed Internet access to markets around the world.

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

Last Mile Solution(R) (LMS)

The LMS product family includes the LMS2000 and LMS3000 wireless networks. The LMS family is designed to enable service providers to deliver high-speed Internet access to both business and residential customers. The LMS series supports a variety of services including Internet access for e-mail, large file transfers, web browsing, and streaming audio and video. All LMS products are optimized for IP networks

The LMS products enable wireless connectivity to the Internet via point-to-multipoint communications. Each LMS network includes a Network Access Point (NAP), that transmit data to a network of Communications Access Points
(CAPs) within the service provider's service area - similar to a cellular network. The network are designed to be highly scalable, allowing service providers to begin with a small initial network and gradually build out a larger network with more users over time.

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

Financial information about geographic areas can be found on page 49 of the financial statements of the Annual Report on Form 10-K.

PART II

Item 7 of the Registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:

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

In 2000, the Company also sold convertible promissory notes and warrants, for net cash proceeds, of $4,818,000.The promissory notes plus accrued interest will be convertible to common stock of the Company upon the effective date of a registration statement filed with the Security and Exchange Commission on December 28, 2000. Included with the promissory notes were 2,461,538 Series J warrants, exercisable at $3.35 per share for 5 years, and 5,607,692 Series L warrants, exercisable at $2.539 for one year. As part of the agreement, the Company also issued 25,000 Series M warrants, exercisable at $3.05 for 5 years, as a finder's fee.

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

Cost of Product and Internet Sales in 2000 was adversely affected by the $1,568,739 write-off of TTI technology related inventories. As a result, the Company recorded a gross margin deficiency in 2000 of $1,106,056 compared to gross margins of $421,230 and $130,415 in 1999 and 1998, respectively.

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

The extension of the Company's 1997 Option Plan and the release of shares from the escrow plan resulted in non-cash accounting charges in 2000 in the amount of $12,365,177 (1999 - $489,770, 1998 - $0). As of December 31, 2000, the Company
had achieved the first two performance events in the escrow agreement resulting in the release of 1,350,000 shares of Common Stock orF 15% of the escrow shares. The Company expects that the remaining 7,650,000 shares will be released from escrow during 2001 and the value of the shares will be recorded at the date the respective performance events occur.

Selling, general and administrative expenses, excluding non-cash stock related charges, increased to $8,605,887 in 2000 (1999 - $4,634,505, 1998 - $2,800,209).
Throughout the year, the Company expanded its sales operations in the United States and Internationally and, in the fourth quarter, acquired ADE Technologies in Australia. The additions were put in place to provide the Company with the trained sales and support representatives required to sell and service the LMS network products.


Certain factors that may affect future results.

Following are certain risk factors associated with our Company and with ownership of our stock.

We have a limited operating history, therefore there is a high degree of uncertainty whether our business plans or our products will be successful.

Up to the beginning of the year 2001, our company had been mainly focused on the research and development of our products and as a result had limited sales or revenues. There can be no assurance that the products that we offer will meet with wide market acceptance. In addition, there is no guarantee that even if there proves to be a wide market for our products, such market will be able to sustain our profitability requirements.

None of our current products has achieved widespread distribution or customer acceptance. Although, some of our products haveF passed the development stage, we have not yet established a commercially viable market for them. Although we believe that we have the expertise to commercialize our products and establish a market for them, there is no assurance that we will be successful or that such products will prove to have widespread customer appeal.

We have a history of losses, and our future profitability is uncertain.


Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. Until recently we had no product that could be commercialized, and therefore we experienced significant operating losses every year since incorporation. We incurred a net loss of $31,472,615 for the year ended December 31, 2000 (1999 - $7,447,850 and 1998 - $4,477,518) and
reported an accumulated deficit at that date of $49,414,508 (1999 - $17,910,784). We incurred a net loss of $7,916,708 for the quarter ended March 31, 2001. We expect to continue to incur losses for the foreseeable future.


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

There can be no assurance that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. Competition in the various markets we serve comes from companies of various sizes many of which are larger and have greater financial and other resources than we do and, thus, can withstand adverse economic or market conditions better than we can.

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

The data communication industry is in a state of rapid technological change and we may not be able to keep up.

We may be unable to keep up with technological advances in the data communications industry. As a result, our products may become obsolete or unattractive. The data communications industry is characterized by rapid technological change. In addition to frequent improvements of existing technology, there is frequent introduction of new technologies leading to more complex and powerful products. Keeping up with these changes requires significant management, technological and financial resources. As a small company, we do not have the management, technological and financial resources that larger companies in our industry may have. There can be no assurance that we will be able or successful in enhancing our existing products, or in developing, manufacturing and marketing new products. An inability to do so would adversely affect our business, financial condition and results of operations.

We have limited intellectual property protection and there is risk that our competitors will be able to appropriate our technology.

Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We regard our technology as proprietary. We have no issued patents or pending patent applications, nor do we have any registered copyrights with respect to our intellectual property rights. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. Despite our precautions, it might be possible for a third party to copy or otherwise obtain our technology, and use it without authorization. Although we intend to defend our intellectual property, we cannot assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that patent application or copyright registration that may be filed will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar, or even superior, to our technology.

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

We may suffer dilution if we issue substantial shares of our common stock:

o upon conversion of notes issued to Capital Ventures International;
o upon conversionF of shares of the Series D 5% convertible preferred stock;
o upon exercis of the outstanding warrants;
o upon sale of shares of our common stock to Crescent International; and
o upon issuance of shares to ADE NetworkTechnology Pty. Ltd.

We are obligated to issue a substantial number of shares of common stock upon the conversion of our convertible notes issued to Capital Ventures International and Series D 5% convertible preferred stock and exercise of our outstanding warrants. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise. Should a significant number of these securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock.

In addition, a condition of the agreement to acquire ADE Network Technology Pty Ltd allows us to pay the remaining consideration payable in the form of cash, stock or a combination of each. Should we pay the remainder of the consideration through the issuance of shares of common stock, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock.

Our common stock is subject to further dilution upon the sale of shares of our common stock to Crescent International. This could occur if we require Crescent International to purchase additional shares of our common stock worth up to $7 million. Our agreements with Crescent International obligate us to register any shares of our common stock that we require Crescent International to purchase. The sale of common stock offered by this prospectus, or merely the possibility that these sales could occur, could have an adverse effect on the market price of our common stock.

The conversion and exercise of all of the aforementioned securities or the issuance of new shares of common stock may also adversely affect the terms under which we could obtain additional equity capital.

We may be subject to product liability claims and we lack product liability insurance.

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

We depend upon third party manufacturers and there is risk that, if these suppliers become unavailable for any reason, we may for an unknown period of time have no product to sell.

We depend upon a limited number of third party manufacturers to make our products. If our suppliers are not able to manufacture for us for any reason, we would, for an unknown period of time, have difficulty finding alternate sources of supply. Inability to obtain manufacturing capacity would have a material adverse effect on our business, financial condition and results of operations.

Item 7A Of the registrant's annual report on Form 10-K has been deleted in its entirety.

                                    PART III

Item 10 of the registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Executive Officers and Directors
The present directors and officers of the Company, their ages and their positions held in the Company are listed below. Each director will serve until the next annual meeting of the stockholders or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of the Board of Directors, subject to employment agreements. There are no family relationships between or among directors and executive officers.

  Name                   Age    Position

  D. Bruce Sinclair      50     Chief Executive Officer, President, Director
  Charles W. Brown       45     Vice President, Sales and Marketing
  James H. Chinnick      54     Vice President, Engineering
  T. Scott Worthington   46     Vice President, Chief Financial Officer
  Cameron A. Mingay (1)  49     Secretary, Director
  Gerry Chastelet (1)    54     Director
  John E. Curry (2)      54     Director
  Guthrie J. Stewart (2) 45     Director
  Dennis R. Wing (2)     52     Director
----------
(1)      Member of the compensation committee
(2)      Member of the audit committee

Gerry Chastelet has been a director of the Company since April 1999. Since December 1998, Mr. Chastelet has been the President, Chairman and Chief Executive Officer of Digital Lightwave, Inc., a leading provider of fiber optic network analysis equipment. From December 1995 to October 1998, he served as President and Chief Executive Officer of Wandel and Goltermann Technologies, Inc., a global supplier of communication test and measurement equipment. From June 1993 to November 1995, he served as Vice President Sales, Marketing and Service - Americas and Asia Pacific for Network Systems Corporation, a supplier of channel-attached communications solutions for large mainframe computers. From 1989 to 1993, he was Vice President Sales, Marketing and Service for Infotron/Gandalf Systems Corporation. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA program.

John E. Curry was appointed a director of the Company in October 1999. Mr. Curry has been President of Karina Ventures Inc., a venture capital consulting company since September 1999. Prior, Mr. Curry was with Bedford Curry & Co., Chartered Accountants, a Vancouver based firm specializing in public companies and business financing, which he co-founded in 1985. Mr. Curry is a member of the British Columbia Institute of Chartered Accountants and has a BA from the University of Western Ontario.

Cameron A. Mingay has been a director of the Company since April 1999 and the Secretary of the Company since May 1999. Since July 1999, Mr. Mingay has been a partner at Cassels Brock & Blackwell LLP, Toronto, Ontario, Canada, specializing in the areas of securities and corporate commercial law, with an emphasis on public offerings, mergers and acquisitions, and corporate reorganizations. Prior to July 1999, Mr. Mingay was a partner at Smith Lyons LLP, Toronto, Ontario, Canada. He is currently on the board of Kinross Gold Corporation and is the Corporate Secretary of Nextair Inc. He completed his undergraduate degree at the University of Wisconsin and York University and his law degree from Queen's University.

D. Bruce Sinclair has been a director and the President of the Company since December 1997 and the Chief Executive Officer of the Company since November 1997. Mr. Sinclair is an experienced management professional with a Masters of Business Administration from the University of Toronto. He has worked in sales and management with companies including IBM Canada, Northern Telecom and Harris Systems Limited. From 1988 to 1991, Mr. Sinclair was with Dell Computer Corporation, a computer manufacturing company, where he held the office of President of its Canadian subsidiary. In 1991 he was appointed Vice-President, Europe for Dell Computer Corporation and subsequently head of Dell in Europe. He resigned from Dell in 1995 and, until November 1997, he operated his own independent consulting business.

Guthrie J. Stewart was appointed a director of the Company in October 1999. Mr. Stewart acts as a Board member or consultant to emerging companies, since October 2000. Prior, he was Executive Vice-President, Global Development for the Teleglobe Group and Chairman and Chief Executive Officer of Teleglobe Media Enterprises. Since 1992 until October 2000, he held various executive positions within the Teleglobe Group including President and Chief Executive Officer of Teleglobe Canada Inc., Canada's international telecommunications carrier.

Dennis R. Wing was appointed a director of the Company in November 1999. Mr. Wing is Director of International Operations for Fahnestock & Co. Inc., a U.S. investment bank. Previously, he was founding partner and Board Member of First Marathon Securities Inc. and was its Director of International Operations for 18 years. His other Board memberships include Cryptologic Inc., Vengold Inc. and the University of Waterloo. He holds a Bachelor of Arts degree in Economics from University of Waterloo.

Charles W. Brown has been the Vice President, Marketing of the Company since February 1998. Mr. Brown has a Masters in Business Administration from the University of Western Ontario. From 1994 until February 1998, Mr. Brown was Clearnet Communications' first Vice President and CIO. Prior to this Mr. Brown has held numerous senior Sales and Marketing positions including Vice President, Sales and Marketing for Trillium Communications (1993-1994) and Director, Strategic Planning and Marketing for BCE Mobile (1990-1993).

James H. Chinnick has been Vice President, Engineering of the Company since January 1999. From 1995 until 1998, Mr. Chinnick was vice president and general manager of Harris Corporation's Wireless Access Division in Calgary, AB. Prior to this, Mr. Chinnick held several senior positions with NovAtel (1988-1995), Northern Telecom (1985-1988), Foundation Electronic Instruments (1980-1984) and the Communications Research Centre in Ottawa (1971-1980). In addition to a B.Sc. Engineering (Physics) from Queens University, he has a M.Sc. in Electrical Engineering (Communications) from Queens University and a Diploma in Business Administration from the University of Ottawa. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

T. Scott Worthington has been a Vice President and the Company's Chief Financial Officer since January 1998. From 1988 to 1996, he worked at Dell Computer Corporation, in Canada, where he held numerous positions including CFO of the Canadian subsidiary. From October 1996 to January 1998, he was a financial and business consultant. Mr. Worthington is a Chartered Accountant.

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

Item 11 of the registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:

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

SUMMARY COMPENSATION TABLE 2000

                               Annual Compensation
                        (dollar amounts in U.S. dollars)
Name and
Principal Position             Year      Salary    Bonus   Stock Options

Bruce Sinclair                 2000     $235,627  $67,322  500,000
Pres./CEO/Director             1999     $204,730 $134,617  100,000
                               1998     $182,002 $155,038               Note 1

Charles Brown                  2000     $138,683  $42,692  200,000
Vice Pres., Sales & Marketing  1999     $128,156  $50,885  535,000
                               1998     $101,112  $39,045  465,000

James Chinnick                 2000      $97,482  $71,631  200,000
Vice Pres., Engineering        1999      $87,748  $76,732  630,000

Scott Worthington              2000     $111,665  $25,784  200,000
Vice President & CFO           1999     $103,863  $26,923  450,000
                               1998      $76,845  $15,369  550,000

(1) Mr. Sinclair's 1998 compensation was based on an annualized amount of Can. $500,000 payable Can. $270,000 in cash salary with the balance payable in shares out of the Employee Stock Compensation (1997) Plan subject to certain performance criteria. Despite having achieved the bonus requirements, Mr. Sinclair waived receipt of the $155,038 bonus in conjunction with an agreement with other shareholders who returned 1,000,000 shares for cancellation. This agreement allowed the Company to issue 1,495,000 options to the other senior executives without significant further dilution for the shareholders.

The following table summarizes option grants during 2000 to the executive officers named in the Summary Compensation Table (the "Named Executive Officers")

            Option/SAR Grants in Last Fiscal Year (Individual Grants)

                               Percent of total
                  Number of    options                                        Potential realizable value
                  securities   granted to   Exercise   Market                 at assumed annual rates
                  underlying   employees    or base    price on               of stock price appreciation
                  options      in fiscal    price      date of    Expiration  for option term
                  granted      year         ($/sh)     grant      date        0%      5%10%
                  -------------------------------------------------------------------------

Bruce Sinclair    (1)  200,000   6.3%       $9.03      $9.03      2/25/10     0       $90,300    $180,600
                  (2)  300,000   9.4%       $9.03      $9.03      2/25/10     0       $135,450   $270,900

Charles Brown     (3)  200,000   6.3%       $9.03      $9.03      2/25/10     0       $90,300    $180,600

James Chinnick    (3)  200,000   6.3%       $9.03      $9.03      2/25/10     0       $90,300    $180,600

Scott Worthington (4)  200,000   6.3%       $9.03      $9.03      2/25/10     0       $90,300    $180,600

(1)      Options vested in fiscal 2000.
(2) 150,000 options vested in fiscal 2000 and the balance of 150,000 options vest in five years from award.
(3)      Options will vest in five years from award.
(4) 100,000 options vested in fiscal 2000 and the balance of 100,000 options will vest in five years from award.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                            Number of securities       Value of unexercised
                                            underlying unexercised     in-the-money
                                            options/SARs at            options/SARs at
                     Shares                 fiscal year end            fiscal year end
                     acquired on            value                      exercisable/         exercisable/
Name                 exercise (#)           realized ($)               unexercisable        unexercisable (1)
-------------------------------------------------------------------------------------------------------------

Bruce Sinclair       225,000                1,962,345                1,290,000 / 1,085,000  849,022 / 819,978

Charles Brown        125,400                881,013                  419,850 / 654,750      45,702 / 0

James Chinnick       70,000                 463,773                  226,500 / 633,500      0 / 0

Scott Worthington    47,600                 430,045                  669,900 / 482,500      99,700 / 0

(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1999. The Closing sale price of the Common Stock was $2.25 on December 31, 1999.

Employment Agreements
D. Bruce Sinclair. On November 18, 1997, we entered into an employment agreement for an initial term of one year subject to annual extensions thereafter. Under this employment agreement, Mr. Sinclair serves as our President and Chief Executive Officer at a base salary of Can. $500,000 . The base salary may be increased from time to time in accordance with our regular administrative practices as applied to our officers. In addition, Mr. Sinclair may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. He was also granted options to purchase 1,000,000 shares. The options vest on the basis of performance objectives.

In the event that we terminate Mr. Sinclair without cause, we will pay him severance pay in the amount equal to one year's salary plus one month's salary for each year of employment in excess of twelve years service. Upon termination of Mr. Sinclair's employment for cause, we will have no obligation to Mr. Sinclair.

Under his employment agreement, Mr. Sinclair is subject to restrictive covenants, including confidentiality provisions. Also, during his employment and for 12 months after termination of employment with us, Mr. Sinclair is subject to a non-competition provision.

Charles W. Brown. On February 16, 1998, we entered into an employment agreement with Mr. Brown in substantially the same form as that described for Mr. Sinclair. Mr. Brown serves as our Vice President of Marketing at a base annual salary of Can. $240,000. He was also granted 240,000 shares. The options vested in increments of 60,000 on March 31, June 30, September 30 and December 31, 1998.

James H. Chinnick. On January 4, 1999, we entered into an employment agreement with Mr. Chinnick in substantially the same form as that described for Mr. Sinclair. Mr. Chinnick serves as our Vice President of Technology at a base annual salary of Can. $240,000. He was also granted 120,000 shares. The options vested in increments of 30,000 on March 31, June 30, September 30 and December 31, 1999.

T. Scott Worthington. On January 5, 1998, we entered into an employment agreement with Mr. Worthington in substantially the same form as that described for Mr. Sinclair. Mr. Worthington serves as our Vice President of Finance and Administration at a base annual salary of Can. $138,000. He was also granted 300,000 shares. The options vested in increments of 150,000 on the completion of our then public financing and on December 31, 1998.

Compensation Committee Interlocks and Insider Participation

The Company's compensation committee is currently composed of Messrs. Chastelet and Mingay. Messrs. Chastelet and Mingay are both non-employee directors. In 2000, no officer or employee of the Company participated in the deliberations of the compensation committee concerning the compensation of the Company's executive officers. No interlocking relationship existed between the Company's Board or compensation committee and the board of directors or compensation committee of any other company in 2000.

Item 12 of the registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:

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



Name and Address of                                    Amt. Of Common             % of Common Stock
Beneficial Owner                                   Stock benef. Owned (1)            outstanding
----------------------------------------------------------------------------------------------------------

Bruce Sinclair,  Director, CEO, President, Director (2)  3,290,000                       5.05%
Cameron A. Mingay, Secretary/Director (3)                   127,500                      0.20%
Gerry Chastelet, Director (3)                               150,000                      0.24%
John Curry, Director (3)                                    120,000                      0.24%
Guthrie Stewart, Director (3)                               100,000                      0.16%
Dennis Wing, Director (3)                                   100,000                      0.16%
Charles Brown, Vice President, Sales & Marketing (4)        422,826                     0.67%
Scott Worthington, Vice-President & CFO (5)                 672,249                     1.06%
Jim Chinnick, Vice President, Engineering (6)               229,590                      0.36%
                                                       ------------                   --------

All Directors and Executive Officers (9 persons)          5,212,165                      7.77%
                                                       ------------                   --------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 23, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of 2,000,000 shares of Common Stock, which are subject to an Escrow Agreement, dated March 16, 1998, as amended September 27, 1999 and 1,290,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 23, 2001.

(3) Consists of shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 23, 2001.

(4) Consists of 2,976 shares of Common Stock and 419,850 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 23, 2001.

(5) Consists of 2,349 shares of Common Stock and 669,900 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 23, 2001.

(6) Consists of 3,090 shares of Common Stock and 226,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of February 23, 2001.

                                     PART IV

Item 14 of the registrant's annual report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting therefor the following:


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

Exhibit No.                Description.

3.1      Articles of Incorporation of the Company,  incorporated by reference to
         Exhibit 3.1 registration statement on Form S-18, File no. 33-25889-LA.
3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8th, 1993, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the period ended September 30th, 1994.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25th, 1993, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No. 0-25680.
3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25th, 1995, incorporated by reference to Exhibit 2(e) to registration statement on Form 8-A, File no. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24th, 1997, incorporated by reference to Exhibit 3.6 on Form 10KSB for the year ended December 31, 1996.
3.8 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit 3.7 on Form 10KSB for the year ended December 31, 1997.
3.9 Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997 incorporated by reference to Exhibit 3.8 on Form 10KSB for the year ended December 31, 1997.
3.10 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997 incorporated by reference to Exhibit
         99.1 on Form 8-K filed May 5, 1998.
3.11 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series C Voting 8% Convertible Preferred Stock, filed with the Nevada Secretary of State on June 3, 1998 incorporated by reference to Exhibit 4 on Form 8-K filed June 18, 1998.
3.12 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on July 17, 2000, incorporated by reference to Appendix D on Form DEF 14A filed May 25, 2000 . 4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement on Form S-18, File no. 33-25889-LA.
4.2 Warrant Terms dated December 15, 1998, relating to the Class G Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.9 on Form 10KSB for the year ended December 31, 1998.
4.3 Warrant Terms dated December 29, 1998, relating to the Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.10 on Form 10KSB for the year ended December 31, 1998.

4.4 Warrant Terms dated June, 1999, relating to the Class H Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.11 on a registration statement on Form S-3, File no. 333-82855
4.5 Warrant Terms dated December 1999, relating to Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.13 on a registration statement on Form S-3, File no. 333-92591.
4.6 Warrant Terms dated December 8, 2000, relating to the Class J Common Stock Purchase Warrants, incorporated by reference to Exhibit 10.4 on Form 8-K filed December 14, 2000.
4.7 Warrant Terms dated December 8, 2000, relating to the Class K Common Stock Purchase Warrants, incorporated by reference to Exhibit 10.5 on Form 8-K filed December 14, 2000.
4.8 Form of Warrant Terms dated December 8, 2000, relating to the Class L Common Stock Purchase Warrants, incorporated by reference to Exhibit
         10.6 on Form 8-K filed December 14, 2000.
4.9 Warrant Terms dated December 8, 2000, relating to the Class M Common Stock Purchase Warrants, incorporated by reference to Exhibit 4.9 on Form S-3 filed December 28, 2000.
10.1 Share Exchange Agreement executed the 13th day of May, 1997 between the Company and the shareholders of Major Wireless Communications Inc., ("Major Wireless"), with respect to the purchase by the Company of all the issued and outstanding shares in the capital stock of Major Wireless, incorporated by reference to Exhibit 2.1 in Form 8-K filed May 29, 1997
10.2 Agreement supplemental to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to
         Exhibit 10.1 in Form 8-K filed May 29, 1997.
10.3 Employee Stock Option (1997) Plan incorporated by reference to Exhibit 99 in Form S-8 filed August 29th, 1997.
10.4 Employment agreement between Mr. Bruce Sinclair and WaveRider Communications Inc., dated November 18, 1997 incorporated by reference to Exhibit 10.10 in Form 10KSB for the year ended December 31, 1997.
10.5 Amendment to the Share Exchange Agreement executed the 13th day of May, 1997 (see 10.6 supra) incorporated by reference to Exhibit 10.1 in Form 8-K filed May 4,1998.
10.6 Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Form S-8 filed May 13, 1998
10.7 Convertible Debenture Agreement between WaveRider and International Advisory Services Ltd. and Wyndel Consulting Ltd. dated December 15, 1998 incorporated by reference to Exhibit 10.11 on Form S-3 filed January 19, 1999.
10.8 Letter of termination of the Convertible Debenture, dated January 8, 1999, incorporated by reference to Exhibit 10.11 on Form S-3 filed January 19, 1999.
10.9 Common Stock Purchase Agreement between WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated December 31, 1998, including the exhibits to such agreement incorporated by reference to Exhibit 10.13 on Form S-3 filed January 19, 1999.
10.10 Amendment to the Common Stock Purchase Agreement between WaveRider and Sovereign Partners LP and Canadian Advantage Limited Partnership, dated June 14, 1999, incorporated by reference to Exhibit 10.14 on Form S-3, File No. 333-82855.
10.11 Merger Agreement between WaveRider Communications Inc and TTI Merger Inc and Transformation Techniques, Inc. and Peter Bonk, incorporated by reference to Exhibit 10.1 in Form 8-K filed June 30, 1999
10.12 Employment agreement between Mr. Peter Bonk and WaveRider Communications (USA) Inc., dated June 11, 1999, incorporated by reference to Exhibit 10.2 in Form 8-K filed June 30, 1999.
10.13 Loan Agreement between WaveRider Communications Inc. and AMRO International, S.A. dated October 15, 1999, incorporated by reference to Exhibit 10.1 in Form 10-Q for the quarter ended September 30, 1999.
10.14 Common Stock Purchase Agreement between WaveRider Communications Inc. and Radyr Group Investments dated October 18, 1999, incorporated by reference to Exhibit 10.2 in Form 10-Q for the quarter ended September 30, 1999.
10.15 Underwriting Agreement between WaveRider Communications Inc. and Groome Capital.com Inc. dated December 17, 1999 incorporated by reference to exhibit 10.19 on Form S-3A, File No. 333-92591.
10.16 Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed October 16,2000.

10.17 Amendment #1 to Share Sale and Subscription Agreement between WaveRider Communications Inc. and ADE Network Technology Pty Ltd. and Philip William Anderson, Maureen Anderson and Wayne Anderson dated October 9, 2000, incorporated by reference to exhibit 10.2 on Form 8-K filed October 16, 2000.
10.18 Security Purchase Agreement between WaveRider Communications Inc. and Capital Ventures International dated December 8, 2000, incorporated by reference to exhibit 10.1 on Form 8-K filed December 14, 2000.
10.19 *Employment agreement between Mr. T. Scott Worthington and WaveRider Communications Inc., dated January 5, 1998.
10.20 *Employment agreement between Mr. Charles W. Brown and WaveRider Communications Inc., dated February 16, 1998.
10.21 *Employment agreement between Mr. James H. Chinnick and WaveRider Communications Inc., dated January 4, 1999.

21                *Subsidiaries

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

Exhibit 21

SUBSIDIARIES

The company has a wholly-owned subsidiary, ADE Network Technologies Pty. Ltd. ACN 006 395 026, incorporated under the laws of the State of Victoria, Australia on April 1, 1985

The company has a wholly-owned subsidiary, WaveRider Communications (USA) Inc. (formerly TTI Merger, Inc.), incorporated under the laws of the State of Nevada, on May 19, 1999.

The company has a wholly-owned subsidiary, WaveRider Communications (Canada) Inc. (formerly Major Wireless Communications Inc.), incorporated under the laws of the Province of British Columbia, Canada the 9th day of October, 1996 under no. 0528772.

WaveRider Communications (Canada) Inc. has a wholly-owned subsidiary, JetStream Internet Services Inc., incorporated under the laws of the Province of British Columbia, Canada the 29th day of July, 1997, under no. 0547668.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 26, 2001                        WAVERIDER COMMUNICATIONS INC.


                          By       /s/  D. Bruce Sinclair
                                   -----------------------------------
                                   D. Bruce Sinclair, President, Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                      Title                           Date

/s/ D. Bruce Sinclair      President, Chief Executive         June 26, 2001
---------------------
D. Bruce Sinclair          Officer and Director

/s/ T. Scott Worthington   Chief Financial Officer            June 26, 2001
------------------------
T. Scott Worthington

/s/ Cameron A. Mingay      Secretary/Director                 June 26, 2001
---------------------
Cameron A. Mingay

/s/ Gerry Chastelet        Director                           June 26, 2001
-------------------
Gerry Chastelet

/s/ John Curry             Director                           June 26, 2001
--------------
John Curry

/s/ Guthrie Stewart        Director                           June 26, 2001
-------------------
Guthrie Stewart

/s/ Dennis R. Wing         Director                           June 26, 2001
------------------
Dennis R. Wing