Form 10-Q
period 2001-06-30
WAVERIDER COMMUNICATIONS INC
filed 2001-07-26
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 25, 2001

66,269,108 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__
                        -

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q
                       For the Period Ended June 30, 2001


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

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

          Quarter ended June 30, 2001 and year ended December 31, 2000



The Financial statements for the three and six months ended June 30, 2001 and 2000 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2001. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                              June 30,         December 31,
                                                                                                2001               2000
                                                                                             (Unaudited)         (Audited)
ASSETS

Current
    Cash and cash equivalents                                                                   $  2,779,471       $  7,720,902
    Accounts receivable                                                                            2,055,917          1,996,473
    Due from contract manufacturers                                                                  130,875          1,127,792
    Inventories                                                                                    2,108,928          2,193,502
    Prepaid expenses and other assets                                                                382,518            983,361
                                                                                        ---------------------------------------
                                                                                                   7,457,709         14,022,030

Property, plant and equipment                                                                      2,161,054          2,395,373
Acquired labor force                                                                                 300,173            400,659
Goodwill                                                                                           5,201,137          4,114,983
                                                                                         ---------------------------------------
                                                                                               $  15,120,073      $  20,933,045
                                                                                         =======================================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                                   $  3,537,558       $  4,372,365
    Consideration payable on business combination                                                   643,346          1,621,917
    Deferred revenue                                                                                333,810            423,677
    Current portion of obligation under capital lease                                               210,992            272,851
                                                                                        ---------------------------------------
                                                                                                   4,725,706          6,690,810


Convertible promissory notes                                                                          96,894          1,835,299
Obligation under capital lease                                                                       156,467            224,347
                                                                                         ---------------------------------------

                                                                                                   4,979,067          8,750,456
                                                                                         ---------------------------------------
SHAREHOLDERS' EQUITY

Preferred Stock, $ 0.01 par value per share: authorized - 5,000,000 shares;
     issued and outstanding 30,000 shares at June 30, 2001 and NIL at December
     31, 2000                                                                                            300                 -

Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  60,869,108 shares at June 30, 2001
      55,121,898 shares at December 31, 2000                                                          60,869             55,122
Additional paid in capital                                                                        59,094,202         46,014,398
Other equity                                                                                      14,729,806         15,482,719
Accumulated other comprehensive income (loss)                                                      (125,918)             44,858
Deficit                                                                                         (63,618,253)       (49,414,508)
                                                                                         ---------------------------------------


                                                                                                  10,141,006         12,182,589
                                                                                         ---------------------------------------

                                                                                               $  15,120,073      $  20,933,045



                                                                                         =======================================

    Going concern (note 1)
    See accompanying notes to financial statements.

                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                         Three Months ended            Six Months ended
                                                               June 30                      June 30
                                                         2001           2000          2001           2000
                                                    -----------------------------------------------------------
                                                      (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

                                    CONSOLIDATED STATEMENT OF LOSS

REVENUE

    Product Sales                                  $2,427,289       $657,222      $4,203,450     $1,414,441
    Internet sales                                     46,129         58,398         100,371        107,331
                                                    -----------------------------------------------------------
                                                    2,473,418        715,620       4,303,821      1,521,772

COST OF PRODUCT AND INTERNET SALES
                                                    1,638,744        606,375       3,028,146      1,253,858
                                                    -----------------------------------------------------------

GROSS MARGIN                                          834,674        109,245       1,275,675        267,914
                                                    -----------------------------------------------------------

EXPENSES
     Selling, general and administration            3,811,224      3,287,173       6,667,899      4,710,889
     Research and development                       1,965,802      2,061,077       4,052,132      3,457,256
     Interest expense                                 311,616          8,643       3,804,659         18,429
     Interest income                                  (10,763)      (175,891)        (89,102)      (302,042)
                                                    -----------------------------------------------------------

                                                    6,077,879      5,181,002      14,435,588      7,884,532
                                                    -----------------------------------------------------------


 NET LOSS                                         $(5,243,205)   $(5,071,757)   $(13,159,193)   $(7,616,618)
                                                    ===========================================================

BASIC AND FULLY DILUTED LOSS PER SHARE                 $(0.10)        $(0.09)        $ (0.24)        $(0.15)
                                                    ===========================================================

Weighted Average Number of Common Shares           60,240,772     53,434,117      57,999,108     51,352,903
                                                    ===========================================================

---------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENT OF DEFICIT

OPENING DEFICIT                                   (57,331,216)   (20,485,154)    (49,414,508)   (17,910,784)

NET LOSS FOR THE PERIOD                            (5,243,205)    (5,071,757)    (13,159,913)    (7,616,618)

BENEFICIAL CONVERSION ON PREFERRED STOCK           (1,043,832)                    (1,043,832)

DIVIDENDS ON PREFERRED STOCK                      -                   (1,873)              -        (31,382)
                                                   -----------------------------------------------------------
                                                $ (63,618,253) $ (25,558,784)  $ (63,618,253)  $(25,558,784)
CLOSING DEFICIT
                                                   ===========================================================

---------------------------------------------------------------------------------------------------------------

                          CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                          $ (5,243,205)  $ (5,071,757)   $(13,159,913)  $ (7,616,618)
                                                    -----------------------------------------------------------

OTHER COMPREHENSIVE INCOME/(LOSS)
     Cumulative translation adjustment                 54,657         -             (170,776)      -
                                                    -----------------------------------------------------------

COMPREHENSIVE LOSS                                $(5,188,548)   $(5,071,757)   $(13,330,689)   $(7,616,618)
                                                    ===========================================================


---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                       Six months ended June 30
                                                                                     2001                    2000
                                                                           -------------------------------------------------
                                                                                 (Unaudited)          (Unaudited)
OPERATIONS

Net loss                                                                  $(13,159,913)           $(7,616,618)
Items not involving cash
     Depreciation and amortization                                           1,525,968                809,089
     Foreign exchange (gain) loss                                               (8,472)                (3,021)
     Accretion of interest expense on convertible promissory notes           3,013,956                      -
     Amortization of deferred financing expenses                               132,403                      -
     Amortization of call option included in prepaid expenses and other        387,150
     assets                                                                                                 -
     Accrued interest expense on promissory notes                               56,875                      -
     Accrued interest expense on consideration payable on business
     acquisition                                                                45,000                      -
     Financing expense due to change in exercise price of warrants             113,781                      -
     Performance based options issued to employees                             183,200                552,819
     Compensatory shares released from escrow to employee                      629,000                712,500
     Options issued to consultants                                              85,612                 92,301
     Warrants issued to consultants                                            117,128
Net changes in non-cash working capital items
                                                                              (414,496)            (1,953,959)
                                                                           -------------------------------------------------

                                                                            (7,292,808)            (7,406,889)
                                                                           -------------------------------------------------

INVESTING

Acquisition of fixed assets                                                   (248,491)              (792,656)

                                                                           -------------------------------------------------


                                                                              (248,491)              (792,656)
                                                                           -------------------------------------------------

FINANCING

Proceeds from sale of stock, net of cash issue                               2,734,154             16,329,835
     fees of $423,285
Dividends on preferred stock                                                                          (31,382)
Payments on capital lease obligations
                                                                              (133,160)               (58,080)
                                                                           -------------------------------------------------

                                                                             2,600,994             16,240,373
                                                                           -------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (1,126)                  (909)
                                                                           -------------------------------------------------

Increase (decrease) in cash and cash equivalents                            (4,941,431)             8,039,919

Cash and cash equivalents, beginning of period                               7,720,902              5,540,917
                                                                           -------------------------------------------------

Cash and cash equivalents, end of period                                    $2,779,471            $13,580,836
                                                                           =================================================

Supplementary disclosures of cash flow information:

Cash paid during the period for:
      Interest                                                                  18,818                 18,428
Noncash investing and financing activities
     Cashless exercise of warrants                                                                    103,686
     Capital lease additions                                                    16,620                 96,806
     Stock issued for payment of consideration payable on business
     combination                                                               399,571                      -
     Conversion of a portion of convertible notes to common shares           3,481,699
     Payment in warrants of financing fee                                       22,007

See accompanying notes to financial statements.


                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2001 and December 31, 2000


1)       GOING CONCERN

         These financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $13,159,913 for the six months ended June 30, 2001 (2000 - $7,616,618) and reported a deficit at that date of $63,618,253 (2000 - $25,558,784). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations.

         Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. On June 4, 2001, the Company entered into an Agreement with Crescent International Ltd. ("Crescent") for the sale of $3,000,000 in convertible preferred stock and the ability to sell another $7,000,000 in common stock over the next 2 years. Should, for any reason, the Company be unable to sell the common stock to Crescent it would be required to seek alternative financing. The outcome of these initiatives is not certain.

         The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.


2)       ACCOUNTS RECEIVABLE
                                             June                 December
                                              30, 2001             31, 2000
                                           --------------------------------
                                           (Unaudited)            (Audited)

     Accounts receivable - trade           $   2,479,577      $   2,453,565
     Other receivables                           220,279            134,785
     Allowance for doubtful accounts            (643,939)          (591,877)
                                           ---------------------------------

                                           $   2,055,917      $   1,996,473
                                           ================================

3)       INVENTORIES
                                             June                 December
                                              30, 2001             31, 2000
                                           --------------------------------
                                           (Unaudited)            (Audited)

     Finished products                     $   1,503,701      $   1,116,651
     Raw materials                               605,227          1,076,851
                                           --------------------------------

                                           $   2,108,928      $   2,193,502
                                           ================================




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

         On March 14, 2001, CVI exercised their right to convert promissory notes in the principal amount of $4,550,000, plus interest, for 3,101,249 shares of common stock of the Company (note 5b). The balance of the promissory notes will be converted when CVI can do so without exceeding 4.99% beneficial ownership of the Company or on March 14, 2002, whichever is earlier.

         During the six months ended June 30, 2001, $1,869,302 and $1,144,654 were charged to the statement of loss relating to the accretion of interest expense and the adjustment of the conversion price, respectively.

         During the second quarter, CVI informed the Company that it was waiving its option to purchase an additional $7,000,000 worth of shares of common stock. As a result, the Company entered into a separate sale of Convertible Preferred Stock (see "Issue of Convertible Preferred Stock" under Shareholders' Equity).

         The sale of the convertible preferred stock triggered the repricing provisions of the CVI convertible promissory notes and warrant agreements. Accordingly the conversion rate of the convertible promissory notes was reduced from $1.49 to $1.455 and the exercise prices of the Series J and Series K warrants were reduced from $3.35 and $ 2.539 to $2.80 and $2.48 respectively. The adjustment to the conversion price of the convertible promissory notes resulted in a decrease in the fair value of the convertible promissory notes and an increase in other equity in the amount of $147,794. In addition, the fair value of $ 113,781 for the changes in the exercise prices of the warrants has been expensed in the cost of financing.


5)       SHAREHOLDERS' EQUITY

a) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 H shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 877,193 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 61,404 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants.

         The Series D convertible preferred stock is convertible to shares of common stock at the lesser of; a) $1.3772 or b) 95% of the average of the lowest three consecutive Closing Bid Prices during the 22 Trading Day period immediately preceding the Conversion Date. The Series N warrants have a term of five years, have an exercise price of $1.71 per share and contain a cashless exercise feature. The Series M-2 warrants have a term of three years and have an exercise price of $1.71.

b) Conversion of Promissory Notes - promissory notes in the principal amount of $4,550,000 plus accrued interest of $72,800 were converted to 3,101,249 shares of common stock on March 14, 2001. As a result of this conversion, $1,739,561 relating to the promissory notes' beneficial conversion feature was transferred from other equity to additional paid in capital.

c) Issue of Common Stock in connection with consideration payable on business combination - On April 2, 2001, the Company issued 298,706 shares of common stock in payment of the third installment of $1,000,000 Australian f or its acquisition of ADE Network Technology Pty Ltd. The $399,571 US fair value of the shares has been recorded as a payment of the balance owing. On July 3, 2001, the Company issued a further 520,163 shares of common stock in payment of the remaining balance of the consideration payable on the business combination.

d) Release of Escrow Shares - During the second quarter of 2001, a third milestone was met with the Company surpassing cumulative Gross Revenues of $10 million Canadian which results in the release of 25% of the shares held under the Escrow Agreement. The 2,250,000 common shares released were recorded at a fair value of $2,830,500 based on an average stock price of $1.258 at the time the milestone was achieved. The Company charged $629,000 to compensation expense and $2,201,500 to Goodwill.

e) Purchases under the Employee Stock Purchase Plan - employees purchased 68,355 shares of common stock for cash proceeds of $127,184.

f) Exercise of Options - employees and former employees exercised 28,900 options to purchase common stock for cash proceeds of $30,255.

g) Issue of Warrants - On April 25, 2001, the Company issued 350,000 Series M-1 warrants to the Company's investment bankers for services rendered. The Series M-1 warrants have a term of three years and have an exercise price of $1.63 per share. The fair value of $117,128 was charged to the statement of loss as a consulting expense


6)       COMMITMENTS

a)       Employee Stock Option Agreements

         The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares, respectively. Through June 30, 2001, the Company had awarded, net of cancellations, 6,022,992 options under the Employee Stock Option (1997) Plan, 2,914,835 options under the 1999 Incentive and Nonqualified Stock Option Plan and 3,195,468 options under the Employee Stock Option
         (2000) Plan.

b)       Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the opening or closing price during any plan period. On September 1, 2000, the Company implemented its first plan period, which ran until January 31, 2001. The second offering period is from February 1, 2001 until October 31, 2001. Subsequent offerings will run for six-month periods commencing November 1, 2001.


7)       SEGMENTED INFORMATION

         The Company's operations are in the design, development, marketing, sale and support of wireless data access products, focused on fixed wireless Internet access. The Company does not have any other material operating segments.

 GEOGRAPHIC SEGMENTS

                                            Three Months ended                Six Months ended
                                                June 30                           June 30
                                      2001             2000              2001              2000
                                  ------------------------------------------------------------------------
Revenue by Region                 (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)

Canada                           $ 197,012           $ 275,926      $ 289,843         $ 521,194
Asia/Pacific                     1,201,094            18,388        2,144,461            89,868
United States                      357,878           327,796          629,474           497,143
Rest of World                      717,434            93,510        1,240,043           413,567
                                  ------------------------------------------------------------------------
                               $ 2,473,418           $ 715,620    $ 4,303,821       $ 1,521,772
                                 ========================================================================


                                                  June 30, 2001
                                                  (Unaudited)
                                   Canada          Australia        Total


Property, plant and equipment  $ 1,889,874       $ 271,180      $  2,161,054
Acquired labor force            -                  300,173           300,173
Goodwill                        3,846,533        1,354,604         5,201,137
                                ------------------------------------------------
                              $ 5,736,407      $ 1,925,957       $ 7,662,364
                                ================================================


                                                December 31, 2000
                                                  (Audited)
                                 Canada          Australia           Total


Property, plant and equipment$ 2,111,984        $ 283,389       $ 2,395,373
Acquired labor force           -                  400,659           400,659
Goodwill                       2,305,738        1,809,245         4,114,983
                               -------------------------------------------------
                             $ 4,417,722      $ 2,493,293       $ 6,911,015
                               =================================================





8)       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.

                                     ITEM 2.


         Management's Discussion and Analysis or Plan of Operation.

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending June 30, 2001.


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

         During the first six months of 2001, the Company raised $2,576,715 through the sale of Series D convertible preferred shares and Series N warrants, net of cash expenses of $423,285, and $157,438 through purchases under the Employee Stock Purchase Plan and the exercise of Employee Stock options.

         Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. On June 4, 2001, the Company entered into an Agreement with Crescent International Ltd. ("Crescent") for the sale of $3,000,000 in convertible preferred stock and the ability to sell another $7,000,000 in common stock over the next 2 years. Should, for any reason, the Company be unable to sell the common stock to Crescent it would be required to seek alternative financing.


      Current Activities.

         The Company currently has approximately 136 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in the United States, Canada, Australia, Germany and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.




Results of Operations

Revenue

         Total revenue increased 246% in Q2 2001, compared to Q2 2000, and 35% compared to Q1 2001. Quarter on quarter growth was primarily due to the introduction of the Company's LMS 3000, 3100 and 2100 network systems, at the end of Q1 2001, combined with the continued deployment of the Company's LMS 2000 network systems and the introduction of the NCL 1170 bridging product, in May of 2001. During the corresponding quarter in 2000 revenue consisted solely from the LMS 2000 network system, introduced at the end of Q1 2000, the Company's earlier version NCL bridging products and accessories.

Cost of Product and Internet Sales

         Gross Margin and Internet Sales in Q2 2001 increased to 33.75% from 15.3% of revenue in Q2 2000 and from 24.1% of revenue in Q1 2001.

         The introduction of the NCL 1170 product continued our implementation of replacement technology at a significantly lower cost, which resulted in the Company achieving significantly higher margins on its NCL wireless bridging revenues.

         In addition, the margins related to the Company's LMS wireless network products have historically been, and are expected to be, greater than the NCL product line. As the LMS network products take on a greater proportion of the Company's sales, it is the Company's belief that margins will continue to increase.

Expenses

         Selling, general and administrative expenses increased to $6,667,899 for the six months ended June 30, 2001 from $4,710,889 during the six months ended June 30, 2000. The increase was the result of the acquisition of WaveRider Australia (formerly ADE Network Technology) and increased sales and marketing efforts surrounding the LMS network products. Sales, general and administrative expenses increased $ 954,549 in Q2 2001 over Q1 2001 mainly due to $1,014,940 in non-cash accounting charges resulting from the release of escrow shares and warrants issued to consultants, offset by reductions in discretionary spending.

         Research and development costs increased to $4,052,132 for the six months ended June 30, 2001 from $3,457,256 during the six months ended June 30, 2000. The increase was the result of the Company continuing to invest heavily in the development of the NCL and LMS product lines. Research and development expenses decreased by $120,528 in Q2 2001 over Q1 2001 as a result of a reduction in the use of outside contract support with the completion of various development projects at the end of Q1 2001.

         Interest expense increased to $3,804,659 for the six months ended June 30, 2001 from $18,429 for the six months ended June 30, 2000 as a result of non-cash financing charges arising from the promissory notes issued in December 2000.



PART II.         OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

          April 10, 2001 Regulation FD Disclosure

          June 18, 2001  Sale of convertible preferred stock and
                         establishment of equity line Regulation FD Disclosure

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                     WaveRider Communications Inc.



Date: July 26, 2001                  /s/ D. Bruce Sinclair
                                     -------------------------------
                                     D. Bruce Sinclair
                                     President and Chief Executive Officer


                                     /s/ T. Scott Worthington
                                     -------------------------------
                                     T. Scott Worthington
                                     Chief Financial Officer.