Form 10-Q
period 2001-09-30
WAVERIDER COMMUNICATIONS INC
filed 2001-11-08
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 2001

66,799,271 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                   FORM 10 - Q

                     For the Period Ended September 30, 2001


                                      INDEX

                                                        Page


PART I.     FINANCIAL INFORMATION                         3


Item 1.   Financial Statements                         4-11

          Consolidated Balance Sheets                     4

          Consolidated Statements of Operations           5

          Consolidated Statements of Cash Flows           6

          Notes to Consolidated Financial Statements   7-11


Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                12-14



PART II     OTHER INFORMATION                            14


Item 6.     Reports on Form 8-K                          14


          Signatures                                     14

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.

        Quarter ended September 30, 2001 and year ended December 31, 2000



The Financial statements for the three and nine months ended September 30, 2001 and 2000 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2001. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                               September 30,        December 31,
                                                                                                   2001                 2000
                                                                                               (Unaudited)           (Audited)
ASSETS
Current
    Cash and cash equivalents                                                            $       387,858          $     7,720,902
    Accounts receivable                                                                        1,421,791                1,996,473
    Due from contract manufacturers                                                               81,581                1,127,792
    Inventories                                                                                2,170,676                2,193,502
    Prepaid expenses and other assets                                                            314,669                  983,361
                                                                                         -------------------------------------------
                                                                                               4,376,575               14,022,030
Property, plant and equipment
                                                                                               1,860,958                2,395,373
Acquired labor force                                                                             109,105                  400,659
Goodwill                                                                                       4,261,537                4,114,983
                                                                                         -------------------------------------------
                                                                                         $    10,608,175          $    20,933,045
                                                                                         ===========================================
LIABILITIES
Current
    Accounts payable and accrued liabilities                                             $     3,541,693          $     4,372,365
    Consideration payable on business combination                                                133,000                1,621,917
    Deferred revenue                                                                             319,296                  423,677
    Current portion of obligation under capital lease                                            156,133                  272,851
                                                                                         -------------------------------------------

                                                                                               4,150,122                6,690,810
Convertible promissory notes                                                                     133,314                1,835,299
Obligation under capital lease                                                                   123,927                  224,347
                                                                                         -------------------------------------------

                                                                                               4,407,363                8,750,456
                                                                                         -------------------------------------------
SHAREHOLDERS' EQUITY

Preferred Stock, $ 0.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 30,000 shares at Sept 30, 2001 and NIL at December 31, 2000               300                      -
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  61,399,271 shares at Sept 30, 2001
      55,121,898 shares at December 31, 2000                                                      61,399                   55,122
Additional paid in capital                                                                    59,633,284               46,014,398
Other equity                                                                                  14,742,324               15,482,719
Accumulated other comprehensive income (loss)                                                   (129,236)                  44,858
Deficit                                                                                      (68,107,259)             (49,414,508)
                                                                                            ----------------------------------------
                                                                                               6,200,812               12,182,589
                                                                                            ----------------------------------------
                                                                                           $  10,608,175            $  20,933,045
                                                                                            ========================================
       Going concern (note 1)


                 See accompanying notes to financial statements

                          WaveRider Communications Inc.
         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                      Three Months ended                Nine Months ended
                                                                         September 30                     September 30
                                                                     2001             2000            2001             2000
                                                               -------------------------------------------------------------------
                                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

                                                 CONSOLIDATED STATEMENTS OF LOSS

REVENUE
     Product sales                                             1,640,499        1,154,739        5,843,949        2,569,179
     Internet sales                                               48,710           52,115          149,081          159,447
                                                               -------------------------------------------------------------------
                                                               1,689,209        1,206,854        5,993,030        2,728,626

COST OF PRODUCT AND INTERNET SALES                             1,252,119        1,123,542        4,280,265        2,377,400
                                                               -------------------------------------------------------------------
GROSS MARGIN                                                     437,090           83,312        1,712,765          351,226
                                                               -------------------------------------------------------------------
EXPENSES
      Selling, general and administration                      2,584,603       11,308,106        9,252,502       16,006,669
      Research and development                                 2,107,265        4,672,991        6,159,397        8,130,247
      Write down of acquired labor force                         155,050          -                155,050          -
      Interest expense                                            84,050           17,140        3,888,709           47,895
      Interest income                                             (4,872)        (156,568)         (93,974)        (458,610)
                                                               -------------------------------------------------------------------
                                                               4,926,096       15,841,669       19,361,684       23,726,201
                                                               -------------------------------------------------------------------

NET LOSS                                                    $ (4,489,006)     (15,758,357)     (17,648,919)     (23,374,975)
                                                               ===================================================================
BASIC AND DILUTED LOSS PER SHARE                            $      (0.07)          (0.29)            (0.32)           (0.44)
                                                               ===================================================================
Weighted Average Number of Common Shares                      61,365,893       54,992,503       59,143,938       52,566,521
                                                               ===================================================================

----------------------------------------------------------------------------------------------------------------------------------

                                               CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                              (63,618,253)     (25,558,784)     (49,414,508)     (17,910,784)
NET LOSS FOR THE PERIOD                                       (4,489,006)     (15,758,357)     (17,648,919)     (23,374,975)
BENEFICIAL CONVERSION ON PREFERRED STOCK                              -                -        (1,043,832)      -
DIVIDENDS ON PREFERRED STOCK                                          -                -               -            (31,382)
                                                               -------------------------------------------------------------------

CLOSING DEFICIT                                           $  (68,107,259)     (41,317,141)     (68,107,259)     (41,317,141)
                                                              ===================================================================

----------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                   $   (4,404,165)     (15,758,357)     (17,648,919)     (23,374,975)
                                                               -------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS
      Cumulative translation adjustment                           (3,318)          -              (174,094)        -
                                                               -------------------------------------------------------------------
COMPREHENSIVE LOSS                                         $  (4,407,483)     (15,758,357)     (17,823,013)     (23,374,975)
                                                               ===================================================================

                 See accompanying notes to financial statements

                          WaveRider Communications Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                      Nine months ended September 30
                                                                                         2001               2000
                                                                                  ---------------------------------------
                                                                                      (Unaudited)        (Unaudited)
       OPERATIONS
       Net loss                                                                     $   (17,648,919)      (23,374,975)
       Items not involving cash
            Depreciation                                                                    773,053           462,247
            Amortization of goodwill and acquired labor force                             2,145,443           899,462
            Foreign exchange (gain) loss                                                    (48,265)           (7,507)
            Extension of employee Stock Option(1997) plan                                      -           10,944,485
            Accretion of interest expense on convertible promissory notes                 3,073,159                -
            Amortization of deferred financing expenses                                     143,652                -
            Amortization of call option included in prepaid expenses and other              407,796
            assets                                                                                                 -
            Expiry of Put Option                                                           (117,736)               -
            Accrued interest expense on promissory notes                                     56,875                -
            Accrued interest expense on consideration payable on business                    60,000                -
            Financing expense due to change in exercise price of warrants                   113,781                -
            Performance based options issued to employees                                   183,200           552,819
            Compensatory stock released from escrow to employee                             629,000           712,500
            Options and warrants issued to consultants                                      202,740            92,301
       Net changes in non-cash working capital items                                        409,783        (2,002,259)
                                                                                  ---------------------------------------
                                                                                        (9,616,438)       (11,720,927)
                                                                                  ---------------------------------------
       INVESTING
       Acquisition of property, plant and equipment                                        (282,557)         (978,932)
       Cash held in trust                                                                       -            (553,665)
                                                                                  ---------------------------------------
                                                                                           (282,557)       (1,532,597)
                                                                                  ---------------------------------------
       FINANCING
       Proceeds from sale of stock, net of cash issue fees of $423,285                    2,739,154        16,710,429
       Dividends on preferred stock                                                            -              (31,382)
       Payments on capital lease obligations                                               (175,205)          (85,140)
                                                                                  ---------------------------------------
                                                                                          2,563,949        16,593,907
                                                                                  ---------------------------------------
       EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                2,002            (5,564)
                                                                                  ---------------------------------------
       Increase (decrease) in cash and cash equivalents                                  (7,333,044)        3,334,819
       Cash and cash equivalents, beginning of period                                     7,720,902         5,540,917
                                                                                  ---------------------------------------
       Cash and cash equivalents, end of period                                             387,858         8,875,736
                                                                                  =======================================

       Supplementary disclosures of cash flow information: Cash paid during the period for:
            Interest                                                                         26,386            40,575
       Noncash investing and financing activities
            Cashless exercise of warrants                                                       -             103,686
            Capital lease additions                                                          16,620            99,455
            Disposal of capital lease                                                       (27,601)               -
            Stock issued for payment of consideration payable on business
            combination                                                                     924,917                -
            Conversion of a portion of convertible notes to common shares                 3,481,699                -
            Payment in warrants of financing fee                                             22,007                -
            Stock released from escrow                                                    2,201,500         2,493,750
            Beneficial conversion of preferred stock                                      1,043,832                -


                 See accompanying notes to financial statements

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2001 (unaudited) and December 31, 2000 (audited)

1)       GOING CONCERN

         These financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $17,648,919 for the nine months ended September 30, 2001 (2000 - $23,374,975) and reported a deficit at that date of $68,107,259 (2000 - $41,317,141). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend substantial doubt as to the ability of the Company to continue as a going concern.

         Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. On August 25, 2001, the Company announced that it would be seeking additional funding through a shareholders' rights offering. This offering, if fully subscribed, will provide the Company with net proceeds of approximately $4,750,000. Closing of this offering is expected mid-December 2001. In order to have sufficient funds during the period preceding the closing of the rights offering, the Company on October 19, 2001 arranged bridge financing through the sale of secured promissory notes, in the amount of $834,500 (see note 11). If the current shareholders do not purchase sufficient units, consisting of common stock and warrants, under the rights offering to fund the ongoing operations of the Company, the Company would be required to seek alternative forms of financing. The outcome of these initiatives is not certain.

         The ability of the Company to continue as a going concern is dependent upon obtaining adequate sources of financing and developing and maintaining profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and these adjustments may be material.


2)       ACCOUNTS RECEIVABLE
                                          September             December
                                            30, 2001             31, 2000
                                         --------------------------------
                                           (Unaudited)          (Audited)

     Accounts receivable - trade         $   1,966,516      $   2,453,565
     Other receivables                         291,158            134,785
     Allowance for doubtful accounts          (835,882)          (591,877)
                                         ---------------------------------

                                         $   1,421,791      $   1,996,473
                                         ================================

3)       INVENTORIES
                                            September           December
                                            30, 2001             31, 2000
                                         --------------------------------
                                           (Unaudited)          (Audited)

     Finished products                   $   1,575,320      $   1,116,651
     Raw materials                             595,357          1,076,851
                                         --------------------------------

                                         $   2,170,676      $   2,193,502
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

         During the nine months ended September 30, 2001, $1,928,505 and $1,144,654 were charged to the statement of loss relating to the accretion of interest expense and the adjustment of the conversion price, respectively.

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


5)       SHAREHOLDERS' EQUITY

         a) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 877,193 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 61,404 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants.

         The Series D convertible preferred stock is convertible to shares of common stock at the lesser of; a) $1.3772 or b) 95% of the average of the lowest three consecutive Closing Bid Prices during the 22 Trading Day period immediately preceding the Conversion Date. The $1,043,832 value of the beneficial conversion feature was recorded as a dividend in the second quarter. The Series N warrants have a term of five years, have an exercise price of $1.71 per share and contain a cashless exercise feature. The Series M-2 warrants have a term of three years and have an exercise price of $1.71.

     b) Conversion of Promissory Notes - promissory notes in the principal amount of $4,550,000 plus accrued interest of $72,800 were converted to 3,101,249 shares of common stock on March 14, 2001. As a result of this conversion, $1,739,561 relating to the promissory notes' beneficial conversion feature was transferred from other equity to additional paid in capital.

         c) Issue of Common Stock in connection with consideration payable on business combination - On April 2, 2001, the Company issued 298,706 shares of common stock in payment of the third installment of $1,000,000 Australian ($542,000US) f or its acquisition of ADE Network Technology Pty Ltd. Due to a shortfall in the amount realized by the vendors upon sale of the shares, the Company recognized an additional amount owing in the amount of $142,429.

         On July 3, 2001, the Company issued a further 520,163 shares of common stock in payment of the shortfall from the third installment and for the fourth installment of the consideration payable on the business combination. Upon sale of these shares the vendors were left with a shortfall of $133,000, which the Company has recognized as outstanding as of September 30, 2001.

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

         As a result of the release, certain performance based options became vested. The $183,200 intrinsic value of the employee options was charged to compensation expense and the $85,612 fair value of non-employee options was charged to consulting expense.

         e) Purchases under the Employee Stock Purchase Plan - employees purchased 68,355 shares of common stock for cash proceeds of $127,184.

         f) Exercise of Options - employees and former employees exercised 38,900 options to purchase common stock for cash proceeds of $35,255.

         g) Issue of Warrants - On April 25, 2001, the Company issued 350,000 Series M-1 warrants to the Company's investment bankers for services rendered. The Series M-1 warrants have a term of three years and have an exercise price of $1.63 per share. The fair value of $117,128 was charged to the statement of loss as a consulting expense


6)       COMMITMENTS

     a) Employee Stock Option Agreements

         The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares, respectively. Through September 30, 2001, the Company had awarded, net of cancellations, 6,022,992 options under the Employee Stock Option
         (1997) Plan, 2,861,435 options under the 1999 Incentive and Nonqualified Stock Option Plan and 3,076,003 options under the Employee Stock Option (2000) Plan.

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

     GEOGRAPHIC SEGMENTS

                                Three Months ended                 Nine Months ended
                                   September 30                       September 30
                             2001              2000             2001            2000
                             -------------------------------------------------------------------------
Revenue by Region           (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

Canada                       81,342            499,873           371,185        1,021,066
Asia/Pacific                822,407            153,162         2,966,868          243,030
United States               596,919            362,201         1,226,393          859,344
Rest of World               188,541            191,619         1,428,585          605,187
                          -------------------------------------------------------------------------

                        $ 1,689,209          1,206,854         5,993,030        2,728,626
                          =========================================================================


                                                 September 30
                                                 (Unaudited)
                              --------------------------------------------------
                                   Canada          Australia           Total
                              --------------------------------------------------


Property, plant and equipment $ 1,608,625         252,333          1,860,958
Acquired labor force            -                 109,105            109,105
Goodwill                        3,097,760       1,163,777          4,261,537
                              --------------------------------------------------
                              $ 4,706,385       1,525,215          6,231,600
                              ==================================================


                                                December 31, 2000
                                                   (Audited)
                              --------------------------------------------------
                                   Canada          Australia           Total
                              --------------------------------------------------
Property, plant and equipment $ 2,111,984         283,389            2,395,373
Acquired labor force           -                  400,659              400,659
Goodwill                        2,305,738       1,809,245            4,114,983
                              --------------------------------------------------
                              $ 4,417,722       2,493,293            6,911,015
                              ==================================================

8)       NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standard (SFAS) 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of that statement. SFAS 142 will be applicable for fiscal years beginning after December 15, 2001; however, earlier adoption is permitted for companies with fiscal years beginning on or after March 15, 2001. Had this standard been applied January 1, 2001 the amortization of goodwill and acquired labor force would have been Nil.


9)       IMPAIRMENT OF LONG LIVED ASSETS

         As a result of the reduction of approximately half the staff of WaveRider Communications (Australia) Pty Ltd (formerly ADE Network Technologies Pty Ltd), on September 24, 2001, the Company wrote down the acquired labor force resulting from the acquisition of ADE Network Technologies Pty Ltd, in the amount of $155,050.

         The Company has also evaluated the carrying value of its other long lived assets, based on expected future undiscounted cash flows from such assets, and determined that they are not impaired. Given the economic situation of the industry, it is possible that the Company's estimate, that it can recover the carrying value of these long lived assets from future operations, may change in the near term.


10)      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.


11)      SUBSEQUENT EVENTS

         On October 19, 2001, the Company issued promissory notes in the aggregate principal amount of $834,500 and 1,794,175 warrants, valued at $280,153 to certain officers, directors and significant shareholders and received cash proceeds of $834,500. The notes bear an interest rate of 8% compounded annually, are secured by a general security interest over the Company's assets, and are repayable, together with a 15% premium, on October 19, 2002. When we repay the short term debt, the terms of such debt require the repayment of the principal plus the payment of all accrued interest and the repayment premium. In the event we raise more than $5 million in this offering or in any other offering before the short term debt is repaid, the holders of the notes may demand repayment of the notes, including the principal, all accrued interest and the repayment premium.

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.

    The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ending September 30, 2001.


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


      Liquidity and Capital Resources.

      The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" on the NASDAQ National Market System. The Company must rely on its ability to raise money through equity financing to pursue its business endeavors. As of September 30, 2001, there is substantial doubt about the ability of the Company to continue as a going concern. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products.

    During the first nine months of 2001, the Company raised $2,576,715 through the sale of Series D convertible preferred shares and Series N warrants, net of cash expenses of $423,285, and $162,439 through purchases under the Employee Stock Purchase Plan and the exercise of Employee Stock options.

     On June 4, 2001, the Company entered into an Agreement with Crescent International Ltd. ("Crescent") for the sale of $3,000,000 in Series "D" convertible preferred stock and the ability to sell another $7,000,000 in common stock over the next 2 years, subject to certain conditions and limitations as to timing and amounts of such sales. To date, we have not sold any common stock under the agreement and accord to those terms, we are unable to sell sufficient amounts of stock to meet our current operating cash requirements.

    Based on the Company's current plans and projections, Management believes that the Company requires additional funds to meet its current and future financial commitments until it achieves positive cash flows from operations. On August 25, 2001, the Company announced that it would be seeking additional funding through a shareholders' rights offering. This offering if fully subscribed will provide the Company with net proceeds of approximately $4,750,000. Closing of this offering is expected mid-December 2001. In order to have sufficient funds during the period preceding the closing of the rights offering, the Company on October 19, 2001 arranged bridge financing through the sale of secured promissory notes, in the amount of $834,500. If the current shareholders do not purchase sufficient units, consisting of common stock and warrants, under the rights offering to fund the ongoing operations of the Company, the Company would be required to seek alternative forms of financing.

      Current Activities.

      The Company currently has approximately 63 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in the United States, Canada, Australia, Germany and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.


Results of Operations

Revenue

     Total revenue increased 40% in Q3 2001, compared to Q3 2000, but declined 32% compared to Q2 2001. Quarter on quarter declines were seen in all regions except the United States as a result of a general economic slowdown exacerbated by the tragic events of September 11, 2001. Year on year increases were primarily due to the introduction of the Company's LMS 3000, 3100 and 2100 network systems, at the end of Q1 2001, combined with the continued deployment of the Company's LMS 2000 network systems and the introduction of the NCL 1170 bridging product, in May of 2001. During the corresponding quarter in 2000 revenue consisted solely from the LMS 2000 network system, introduced at the end of Q1 2000, the Company's earlier version NCL bridging products and accessories.

Cost of Product and Internet Sales

     Gross Margin and Internet Sales in Q3 2001 increased to 25.9% from 6.9% of revenue in Q3 2000 but declined from 33.75% of revenue in Q2 2001. The quarter on quarter decline during Q3 2001 was mainly the result of the company increasing its inventory provisions by $103,000 to reflect the sales slow down in the quarter. Without these additional provisions margins would have shown a modest gain over Q2 2001 as a result of the Company's continued implementation of replacement technology at a significantly lower cost.

     The introduction of the NCL 1170 in May 2001 and the full LMS product line at the end of Q1 2001 has resulted in the Company achieving significantly higher margins in Q3 2001 over Q3 2000.

     In addition, the margins related to the Company's LMS wireless network products have historically been, and are expected to be, greater than the NCL product line. As the LMS network products take on a greater proportion of the Company's sales, it is the Company's belief that margins will continue to increase.

Expenses

     Selling, general and administrative expenses increased to $9,252,502 for the nine months ended September 30, 2001 from $5,705,299, net of special accounting charges of $10,301,370, during the nine months ended September 30, 2000. Included in the loss for the nine months ended September 30, 2000 were special accounting charges of $10,944,485 (1999 - $Nil) related to the extension of the Company's Stock Option (1997) Plan and $1,357,620 (1999 - $Nil) related to the vesting of non-employee and employee performance options and release of compensatory escrow shares. These special charges were charged to sales, general and administration in the amount of $10,301,370 and research and development in the amount of $2,000,735. The increase was the result of the acquisition of WaveRider Australia (formerly ADE Network Technology) and increased sales and marketing efforts surrounding the LMS network products.

     Selling, general and administrative expenses decreased $1,226,621 in Q3 2001 from Q2 2001 mainly due to $1,014,940 in non-cash accounting charges in Q2 2001 resulting from the release of escrow shares, vesting of employee performance based options and non-employee options and issuance of warrants to consultants plus by reductions in discretionary spending.

     Research and development costs increased to $6,159,397 for the nine months ended September 30, 2001 from $6,129,512, net of special accounting charges of $2,000,735, during the nine months ended September 30, 2000. The increase was the result of the Company incurring additional depreciation and amortization charges related to the release of escrow shares which was offset by reductions in use of outside contract support and engineering supplies, as the result of the completion of various development projects in early 2001.

     Research and development expenses increased by $141,463 in Q3 2001 over Q2 2001 as a result of additional amortization and deprecation, in the amount of $391,539, mainly due to the additional goodwill generated on the release of escrow shares in April 2001, and increased salaries and benefits of $59,127 related to the lay off of staff in September, which was offset by reductions in the use of outside contract support, in the amount of $179,680, and engineering supplies, in the amount of $163,301, with the completion of various development projects.

     Interest expense increased to $3,888,709 for the nine months ended September 30, 2001 from $47,895 for the nine months ended September 30, 2000 mainly as a result of non-cash financing charges arising from the promissory notes issued in December 2000.



PART II.         OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            September 25, 2001               Restructuring and refinancing plan


Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                WaveRider Communications Inc.



Date: November 8, 2001          /s/ D. Bruce Sinclair
                                -------------------------------
                                D. Bruce Sinclair
                                President and Chief Executive Officer


                                /s/ T. Scott Worthington
                                -------------------------------
                                T. Scott Worthington
                                Chief Financial Officer.