Form 10-Q/A
period 2001-03-31
WAVERIDER COMMUNICATIONS INC
filed 2002-03-27
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   Form 10-Q/A


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


                                  FORM 10 - Q/A

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

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)


                                                                                  Quarter ended      Year ended
                                                                                    March 31,       December 31,
                                                                                      2001              2000
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   3,206,888     $   7,720,902
    Accounts receivable                                                                1,950,259         1,996,473
    Due from contract manufacturers                                                      485,097         1,127,792
    Inventories                                                                        1,830,959         2,193,502
    Prepaid expenses and other assets                                                    469,370           983,361
                                                                                   -------------    --------------

                                                                                       7,942,573        14,022,030

Property, plant and equipment                                                          2,237,668         2,395,373
Acquired labor force                                                                     317,326           400,659
Goodwill                                                                               3,494,452         4,114,983
                                                                                   -------------    --------------

                                                                                   $  13,992,019    $   20,933,045
                                                                                   =============    ==============
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   3,113,816    $    4,372,365
    Consideration payable on business combination                                      1,063,414         1,621,917
    Deferred revenue                                                                     435,495           423,677
    Current portion of obligation under capital lease                                    201,765           272,851
                                                                                   -------------    --------------

                                                                                       4,814,490         6,690,810

Convertible promissory notes                                                             200,056         1,835,299
Obligation under capital lease                                                           209,300           224,347
                                                                                   -------------    --------------

                                                                                       5,223,846         8,750,456
SHAREHOLDERS' EQUITY


Preferred Stock, $.001 par value per share: authorized - 5,000,000 shares;
    issued and outstanding Nil shares at March 31, 2001 and December 31, 2000                  -                 -
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  58,306,002 shares at March 31, 2001
    55,121,898 shares at December 31, 2000                                                58,306            55,122
Additional paid in capital                                                            52,478,499        46,014,398
Other equity                                                                          14,811,159        15,482,719
Accumulated other comprehensive income (loss)                                           (180,575)           44,858
Deficit                                                                              (58,399,216)      (49,414,508)
                                                                                   --------------   ---------------



                                                                                       8,768,173        12,182,589

                                                                                   $  13,992,019    $   20,933,045
                                                                                   =============    ==============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                                   Quarter ended March 31
                                                                              2001                      2000
                                                                       --------------------------------------------
                                                                           (Unaudited)               (Unaudited)
REVENUE

Product sales                                                          $        1,776,161          $        757,219
Internet sales                                                                     54,242                    48,933
                                                                       ------------------          ----------------

                                                                                1,830,403                   806,152

COST OF PRODUCT AND INTERNET SALES                                              1,389,402                   647,483
                                                                       ------------------          ----------------

GROSS MARGIN                                                                      441,001                   158,668
                                                                       ------------------          ----------------
EXPENSES


Selling, general and administration                                             2,856,675                 1,418,750
Research and development                                                        2,086,330                 1,396,178
Interest expense                                                                4,561,043                    14,752
Interest income                                                                   (78,339)                 (126,151)
                                                                       ------------------          ----------------

                                                                                9,425,709                 2,703,529
                                                                       ------------------          ----------------

NET LOSS                                                               $       (8,984,708)         $     (2,544,861)
                                                                       ==================          ================

BASIC AND FULLY DILUTED LOSS PER SHARE                                 $            (0.16)         $          (0.05)
                                                                       ==================          ================


Weighted Average Number of Common Shares                                       55,757,444                49,263,629
                                                                       ==================         =================


-------------------------------------------------------------------------------------------------------------------


OPENING DEFICIT                                                        $      (49,414,508)       $      (17,910,784)


NET LOSS FOR THE PERIOD                                                        (8,984,708)               (2,544,861)


DIVIDENDS ON PREFERRED STOCK                                                            -                   (29,509)
                                                                       -------------------         ----------------


CLOSING DEFICIT                                                        $      (58,399,216)       $      (20,485,154)
                                                                       ====================        ================



------------------------------------------------------------------------------------------------------------------------



NET LOSS FOR THE PERIOD                                                $       (8,984,708)       $       (2,544,861)
                                                                       --------------------        -----------------


OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                            (225,433)                        -
                                                                       --------------------        ----------------

                                                                                 (225,433)                        -
                                                                       --------------------        ----------------


COMPREHENSIVE LOSS                                                     $       (9,210,141)       $       (2,544,861)
                                                                       ====================        ================



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                      Quarter ended March 31
                                                                                        2001                2000
                                                                             ------------------------------------------
                                                                                     (Unaudited)         (Unaudited)
OPERATIONS



Net loss                                                                          $     (8,984,708)  $       (2,544,861)
Items not involving cash
    Depreciation and amortization                                                          671,534              353,253
    Foreign exchange gain (loss)                                                           (18,631)              (2,177)
    Accretion of interest expense on
     convertible promissory notes                                                        2,914,453                    -
    Contingent consideration expense on
     convertible promissory notes                                                        1,030,189                    -
    Amortization of deferred financing expenses                                            132,403                    -
    Amortization of call option included in prepaid
     expenses and other assets                                                             387,150                    -
    Accrued interest expense on promissory notes                                            62,942                    -
    Accrued interest expense on consideration payable
     on business acquisition                                                                30,000                    -
Net changes in non-cash working capital items                                             (707,989)            (646,691)
                                                                                    -----------------------------------


                                                                                        (4,482,657)          (2,840,476)
                                                                                    -----------------------------------

INVESTING

Acquisition of fixed assets                                                                (96,786)            (178,552)
                                                                                    -----------------------------------

                                                                                           (96,786)            (178,552)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                             143,039           13,686,924
Dividends on preferred shares                                                                    -              (29,509)
Payments on capital lease obligations                                                      (66,501)             (31,290)
                                                                                    -----------------------------------

                                                                                            76,538           13,626,125
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (11,109)                (760)
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                        (4,514,014)          10,606,337

Cash and cash equivalents, beginning of period                                           7,720,902            5,540,917
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    3,206,888   $       16,147,254
                                                                                    ===================================

Supplementary disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                                 10,076               10,347
Noncash investing and financing activities
   Conversion of warrants (Note 15B(v))                                                         -               103,686
   Capital lease additions                                                                  14,715               80,121



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2001 and December 31, 2000


1)       GOING CONCERN


         These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $8,984,708 for the three months ended March 31, 2001 (2000 - $2,544,861) and reported a deficit at that date of $58,399,216 (2000 - $20,485,154). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations.


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


         During the quarter, and as a result of the conversion, $2,914,453 was charged to the statement of loss relating to the accretion of interest expense. In addition, upon conversion, $1,030,189 was charged to the statement of loss relating to contingent consideration arising from the adjustment of the conversion price.


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

9)       AMENDMENT

         These consolidated financial statements have been amended to account for the accretion of convertible promissory notes to their face value at the time of conversion, as required by generally accepted accounting principles. The effect of this restatement in these accounts from amounts previously reported was to increase financing expenses and increase additional paid in capital by $1,068,000 and to increase basic and diluted loss per share by $0.02.

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


Interest expense increased to $4,561,043 in Q1 2001 from $14,752 in Q1 2000 as a result of the costs of conversion of the promissory notes issued in December 2000.




                                               PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

          January 11, 2001 - Regulation FD Disclosure

Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                       WaveRider Communications Inc.




Date: March 27, 2002                   /s/ D. Bruce Sinclair

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