Form 10-Q/A
period 2001-06-30
WAVERIDER COMMUNICATIONS INC
filed 2002-03-27
CIK 844053

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
                                                                                  ---------------------------------------
SHAREHOLDERS' EQUITY

Preferred Stock, $ 0.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 30,000 shares at June 30, 2001 and NIL at December 31,
    2000                                                                                          300                  -
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  60,869,108 shares at June 30, 2001
      55,121,898 shares at December 31, 2000                                                   60,869             55,122


Additional paid in capital                                                                 60,162,202         46,014,398


Other equity                                                                               14,729,806         15,482,719


Accumulated other comprehensive income (loss)                                               (125,918)             44,858
Deficit                                                                                  (64,686,253)       (49,414,508)

                                                                                  ---------------------------------------


                                                                                           10,141,006         12,182,589
                                                                                  ---------------------------------------

                                                                                        $  15,120,073      $  20,933,045
                                                                                  =======================================


    Going concern (note 1)
    See accompanying notes to financial statements.

                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                         Three Months ended            Six Months ended
                                                               June 30                      June 30
                                                         2001           2000          2001           2000
                                                    -----------------------------------------------------------
                                                      (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

                                        CONSOLIDATED STATEMENT OF LOSS

REVENUE
     Product sales                                 $ 2,427,289  $   657,222    $  4,203,450  $   1,414,441
     Internet sales                                     46,129       58,398         100,371        107,331
                                                    -----------------------------------------------------------


                                                     2,473,418      715,620       4,303,821      1,521,772

COST OF PRODUCT AND INTERNET SALES
                                                     1,638,744      606,375       3,028,146      1,253,858
                                                    -----------------------------------------------------------

GROSS MARGIN
                                                       834,674      109,245       1,275,675        267,914
                                                    -----------------------------------------------------------


EXPENSES
     Selling, general and administration             3,811,224    3,287,173       6,667,899      4,710,889
     Research and development                        1,965,802    2,061,077       4,052,132      3,457,256
     Interest expense                                  311,616        8,643       4,872,659         18,429
     Interest income                                   (10,763)    (175,891)        (89,102)      (302,042)
                                                    -----------------------------------------------------------


                                                     6,077,879    5,181,002      15,503,588      7,884,532
                                                    -----------------------------------------------------------



NET LOSS                                           (5,243,205)   (5,071,757)    (14,227,913)    (7,616,618)

                                                    ===========================================================


BASIC AND FULLY DILUTED LOSS PER SHARE                   (0.10)       (0.09)          (0.26)         (0.15)

                                                    ===========================================================

Weighted Average Number of Common Shares            60,240,772   53,434,117      57,999,108     51,352,903
                                                    ===========================================================

---------------------------------------------------------------------------------------------------------------

                                      CONSOLIDATED STATEMENT OF DEFICIT

OPENING DEFICIT                                    (57,331,216) (20,485,154)    (49,414,508)   (17,910,784)

NET LOSS FOR THE PERIOD                             (5,243,205)  (5,071,757)    (14,227,913)    (7,616,618)

BENEFICIAL CONVERSION ON PREFERRED STOCK            (1,043,832)                  (1,043,832)

DIVIDENDS ON PREFERRED STOCK                                 -       (1,873)              -        (31,382)
                                                    -----------------------------------------------------------


                                                 $ (63,618,253)$ 25,558,784)  $ (64,686,253)  $(25,558,784)


CLOSING DEFICIT
                                                    ===========================================================

---------------------------------------------------------------------------------------------------------------

                          CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME


NET LOSS FOR THE PERIOD                             (5,243,205)  (5,071,757)    (14,227,913)    (7,616,618)

                                                    -----------------------------------------------------------

OTHER COMPREHENSIVE INCOME/(LOSS)
     Cumulative translation adjustment                  54,657            -        (170,776)             -
                                                    -----------------------------------------------------------


COMPREHENSIVE LOSS                                  (5,188,548)  (5,071,757)    (14,398,689)    (7,616,618)

                                                    ===========================================================



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                       Six months ended June 30
                                                                                     2001                    2000
                                                                           -------------------------------------------------
                                                                                  (Unaudited)             (Unaudited)
OPERATIONS


Net loss                                                                    (14,227,913)               (7,616,618)

Items not involving cash
      Depreciation and amortization                                           1,525,968                   809,089
      Foreign exchange (gain) loss                                               (8,472)                   (3,021)
      Accretion of interest expense on convertible promissory notes           4,081,956                        -
      Amortization of deferred financing expenses                               132,403                        -
      Amortization of call option included in prepaid expenses and
        other assets                                                            387,150                        -
      Accrued interest expense on promissory notes                               56,875                        -
      Accrued interest expense on consideration payable on business
      acquisition                                                                45,000                        -
      Financing expense due to change in exercise price of warrants             113,781                        -
      Performance based options issued to employees                             183,200                   552,819
      Compensatory shares released from escrow to employee                      629,000                   712,500
      Options issued to consultants                                              85,612                    92,301
      Warrants issued to consultants                                            117,128
Net changes in non-cash working capital items                                  (414,496)               (1,953,959)
                                                                           -------------------------------------------------
                                                                             (7,292,808)               (7,406,889)
                                                                           -------------------------------------------------


INVESTING

Acquisition of fixed assets
                                                                               (248,491)                 (792,656)

                                                                           -------------------------------------------------


                                                                               (248,491)                 (792,656)
                                                                           -------------------------------------------------

FINANCING

Proceeds from sale of stock, net of cash issue                                2,734,154                16,329,835
     fees of $423,285
Dividends on preferred stock                                                                              (31,382)
Payments on capital lease obligations                                          (133,160)                  (58,080)
                                                                           -------------------------------------------------

                                                                              2,600,994                16,240,373
                                                                           -------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (1,126)                     (909)
                                                                           -------------------------------------------------

Increase (decrease) in cash and cash equivalents                             (4,941,431)                8,039,919

Cash and cash equivalents, beginning of period                                7,720,902                 5,540,917
                                                                           -------------------------------------------------

Cash and cash equivalents, end of period                                      2,779,471                13,580,836
                                                                           =================================================

Supplementary disclosures of cash flow information:

Cash paid during the period for:
      nterest                                                                    18,818                    18,428
Noncash investing and financing activities
      Cashless exercise of warrants                                                                       103,686
      Capital lease additions                                                    16,620                    96,806
      Stock issued for payment of consideration payable on business
      combination                                                               399,571                         -
      Conversion of a portion of convertible notes to common shares           3,481,699
      Payment in warrants of financing fee                                       22,007


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2001 and December 31, 2000


1)       GOING CONCERN


         These financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $14,227,913 for the six months ended June 30, 2001 (2000 - $7,616,618) and reported a deficit at that date of $64,686,253 (2000 - $25,558,784). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations.


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


         During the six months ended June 30, 2001, $2,937,302 and $1,144,654 were charged to the statement of loss relating to the accretion of interest expense and the adjustment of the conversion price, respectively.


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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2001 and December 31, 2000


                               GEOGRAPHIC SEGMENTS


                                            Three Months ended                   Six Months ended
                                                  June 30                            June 30
                                           2001             2000              2001              2000
                                    ------------------------------------------------------------------------
Revenue by Region                      (Unaudited)       (Unaudited)      (Unaudited)       (Unaudited)

Canada                               $197,012          $275,926         $289,843            $521,194
Asia/Pacific                        1,201,094            18,388        2,144,461              89,868
United States                         357,878           327,796          629,474             497,143
Rest of World                         717,434            93,510        1,240,043             413,567
                                    ------------------------------------------------------------------------

                                   $2,473,418          $715,620       $4,303,821          $1,521,772
                                    ========================================================================


                                                                          June 30, 2001
                                                                          (Unaudited)
                                                           Canada          Australia           Total


Property, plant and equipment                        $1,889,874         $271,180          $2,161,054
Acquired labor force                                  -                  300,173             300,173
Goodwill                                              3,846,533        1,354,604           5,201,137
                                                      ------------------------------------------------------

                                                     $5,736,407      $1,925,957           $7,662,364
                                                      ======================================================


                                                                        December 31, 2000
                                                                           (Audited)
                                                           Canada          Australia           Total


Property, plant and equipment                        $2,111,984         $283,389          $2,395,373
Acquired labor force                                  -                  400,659             400,659
Goodwill                                              2,305,738        1,809,245           4,114,983
                                                      ------------------------------------------------------

                                                     $4,417,722       $2,493,293          $6,911,015
                                                     ======================================================

8)       COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.

9)       AMENDMENT

         These consolidated financial statement have been amended to reflect the accretion of certain convertible promissory notes to their full face value at the time at conversion during the three-month period ended March 31, 200, as required by generally accepted accounting principles. Accordingly, the deficit and additional paid in capital as at June 30, 2001 have been increased by $1,068,000 and loss and loss (and diluted loss) per share have been increased by $1,068,000 and $0.02 per share, respectively, from amounts previously reported for the six-month period ended June 30, 2001. The loss and loss (and diluted loss) per share amounts for the three months then ended were not affected.

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


         Interest expense increased to $4,872,659 for the six months ended June 30, 2001 from $18,429 for the six months ended June 30, 2000 as a result of non-cash financing charges arising from the promissory notes issued in December 2000.




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

                                       -------------------------------
                                       D. Bruce Sinclair
                                       President and Chief Executive Officer


                                       /s/ T. Scott Worthington
                                       -------------------------------
                                       T. Scott Worthington
                                       Chief Financial Officer