Form 10-Q/A
period 2001-09-30
WAVERIDER COMMUNICATIONS INC
filed 2002-03-27
CIK 844053

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

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                        September 30,            December 31,
                                                                                             2001                    2000
                                                                                         (Unaudited)              (Audited)
   ASSETS

   Current
        Cash and cash equivalents                                                     $       387,858         $     7,720,902
        Accounts receivable                                                                 1,421,791               1,996,473
        Due from contract manufacturers                                                        81,581               1,127,792
        Inventories                                                                         2,170,676               2,193,502
        Prepaid expenses and other assets                                                     314,669                 983,361
                                                                                      -------------------------------------------
                                                                                            4,376,575              14,022,030

   Property, plant and equipment                                                            1,860,958               2,395,373
   Acquired labor force                                                                       109,105                 400,659
   Goodwill                                                                                 4,261,537               4,114,983
                                                                                      -------------------------------------------
                                                                                      $    10,608,175         $    20,933,045
                                                                                      ===========================================
   LIABILITIES

   Current
        Accounts payable and accrued liabilities                                      $     3,541,693         $     4,372,365
        Consideration payable on business combination                                         133,000               1,621,917
        Deferred revenue                                                                      319,296                 423,677
        Current portion of obligation under capital lease                                     156,133                 272,851
                                                                                      -------------------------------------------

                                                                                            4,150,122               6,690,810

   Convertible promissory notes                                                               133,314               1,835,299
   Obligation under capital lease                                                             123,927                 224,347
                                                                                      -------------------------------------------

                                                                                            4,407,363               8,750,456
                                                                                      -------------------------------------------
   SHAREHOLDERS' EQUITY


   Preferred Stock, $ 0.01 par value per share: authorized - 5,000,000 shares;
        issued and outstanding 30,000 shares at Sept 30, 2001 and NIL at
        December 31, 2000                                                                        300                     -
   Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
        issued and outstanding -  61,399,271 shares at Sept 30, 2001
          55,121,898 shares at December 31, 2000                                               61,399                  55,122
   Additional paid in capital                                                              60,701,284              46,014,398
   Other equity                                                                            14,742,324              15,482,719
   Accumulated other comprehensive income (loss)                                             (129,236)                 44,858
   Deficit                                                                                (69,175,259)            (49,414,508)


                                                                                      -------------------------------------------

                                                                                            6,200,812              12,182,589
                                                                                      -------------------------------------------

                                                                                        $  10,608,175         $    20,933,045
                                                                                      ===========================================
        Going concern (note 1)


                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                      Three Months ended                Nine Months ended
                                                                         September 30                     September 30
                                                                     2001             2000            2001             2000
                                                               -------------------------------------------------------------------
                                                                  (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

                                                 CONSOLIDATED STATEMENTS OF LOSS

REVENUE
      Product sales                                            1,640,499        1,154,739       5,843,949        2,569,179
      Internet sales                                              48,710           52,115         149,081          159,447
                                                               -------------------------------------------------------------------


                                                               1,689,209        1,206,854       5,993,030        2,728,626

COST OF PRODUCT AND INTERNET SALES
                                                               1,252,119        1,123,542       4,280,265        2,377,400
                                                               -------------------------------------------------------------------

GROSS MARGIN
                                                                 437,090           83,312       1,712,765          351,226
                                                               -------------------------------------------------------------------
EXPENSES
      Selling, general and administration                      2,584,603        11,308,106      9,252,502       16,006,669
      Research and development                                 2,107,265        4,672,991       6,159,397        8,130,247
      Write down of acquired labor force                         155,050               -          155,050          -
      Interest expense                                            84,050           17,140       4,956,709           47,895
      Interest income                                             (4,872)        (156,568)        (93,974)       (458,610)
                                                               -------------------------------------------------------------------


                                                               4,926,096       15,841,669      20,429,684       23,726,201
                                                               -------------------------------------------------------------------

NET LOSS                                                      (4,489,006)     (15,758,357)    (18,716,919)     (23,374,975)
                                                               ===================================================================


BASIC AND DILUTED LOSS PER SHARE                                   (0.07)           (0.29)          (0.33)           (0.44)


                                                               ===================================================================

Weighted Average Number of Common Shares                      61,365,893       54,992,503      59,143,938       52,566,521
                                                               ===================================================================

----------------------------------------------------------------------------------------------------------------------------------

                                               CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                              (63,618,253)     (25,558,784)    (49,414,508)     (17,910,784)

NET LOSS FOR THE PERIOD                                       (4,489,006)     (15,758,357)    (18,716,919)     (23,374,975)

BENEFICIAL CONVERSION ON PREFERRED STOCK                               -                -      (1,043,832)      -

DIVIDENDS ON PREFERRED STOCK                                           -                -               -                (31,382)
                                                               -------------------------------------------------------------------

CLOSING DEFICIT                                              (68,107,259)     (41,317,141)    (69,175,259)     (41,317,141)
                                                               ===================================================================

----------------------------------------------------------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                       (4,404,165)     (15,758,357)    (18,716,919)     (23,374,975)
                                                               -------------------------------------------------------------------

OTHER COMPREHENSIVE LOSS

      Cumulative translation adjustment                           (3,318)              -         (174,094)        -
                                                               -------------------------------------------------------------------

COMPREHENSIVE LOSS                                            (4,407,483)     (15,758,357)    (18,891,013)     (23,374,975)
                                                               ===================================================================

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                      Nine months ended September 30
                                                                                         2001               2000
                                                                                  ---------------------------------------
                                                                                      (Unaudited)        (Unaudited)
       OPERATIONS

       Net loss
                                                                                  (18,716,919)                 (23,374,975)
       Items not involving cash
            Depreciation                                                                773,053                    462,247
            Aamortization of goodwill and acquired labor force                        2,145,443                    899,462
            Foreign exchange (gain) loss                                                (48,265)                    (7,507)
            Extension of employee Stock Option(1997) plan                                     -                 10,944,485
            Accretion of interest expense on convertible promissory notes             4,141,159                          -
            Amortization of deferred financing expenses                                 143,652                          -
            Amortization of call option included in prepaid expenses
             and other assets                                                           407,796
            Expiry of Put Option                                                      (117,736)                          -
            Accrued interest expense on promissory notes                                 56,875                          -
            Accrued interest expense on consideration payable on business
             acquisition                                                                 60,000                          -
            Financing expense due to change in exercise price of warrants               113,781                          -
            Performance based options issued to employees                               183,200                    552,819
            Compensatory stock released from escrow to employee                         629,000                    712,500
            Options and warrants issued to consultants                                  202,740                     92,301
       Net changes in non-cash working capital items
                                                                                        409,783                 (2,002,259)
                                                                                  ---------------------------------------

                                                                                     (9,616,438)               (11,720,927)
                                                                                  ---------------------------------------
       INVESTING

       Acquisition of property, plant and equipment
                                                                                       (282,557)                  (978,932)
       Cash held in trust
                                                                                  -                               (553,665)
                                                                                  ---------------------------------------

                                                                                       (282,557)                (1,532,597)
                                                                                  ---------------------------------------
       FINANCING

       Proceeds from sale of stock, net of cash issue fees of $423,285
                                                                                      2,739,154                 16,710,429
       Dividends on preferred stock
                                                                                              -                    (31,382)
       Payments on capital lease obligations
                                                                                       (175,205)                   (85,140)
                                                                                  ---------------------------------------
                                                                                  ---------------------------------------

                                                                                      2,563,949                 16,593,907
                                                                                  ---------------------------------------

       EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                          2,002                     (5,564)
                                                                                  ---------------------------------------

       Increase (decrease) in cash and cash equivalents
                                                                                     (7,333,044)                 3,334,819

       Cash and cash equivalents, beginning of period
                                                                                      7,720,902                  5,540,917
                                                                                  ---------------------------------------

       Cash and cash equivalents, end of period                                         387,858                  8,875,736
                                                                                  =======================================

       Supplementary disclosures of cash flow information: Cash paid during the period for:
            Interest                                                                     26,386                     40,575
       Noncash investing and financing activities
            Cashless exercise of warrants                                                                          103,686
            Capital lease additions                                                      16,620                     99,455
            Disposal of capital lease                                                   (27,601)                         -
            Stock issued for payment of consideration payable on business
            combination                                                                 924,917                          -
            Conversion of a portion of convertible notes to common shares             3,481,699                          -
            Payment in warrants of financing fee                                         22,007                          -
            Stock released from escrow                                                2,201,500                  2,493,750
            Beneficial conversion of preferred stock
                                                                                      1,043,832                          -
..

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2001 (unaudited) and December 31, 2000 (audited)


1)       GOING CONCERN


         These financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $18,716,919 for the nine months ended September 30, 2001 (2000 - $23,374,975) and reported a deficit at that date of $69,175,259 (2000 - $41,317,141). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's current and projected working capital requirements. These circumstances, together with the requirements to continue investing in research and development activities to meet the Company's growth objectives and without assurance of broad commercial acceptance of the Company's products, lend substantial doubt as to the ability of the Company to continue as a going concern.


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


         During the nine months ended September 30, 2001, $2,996,505 and $1,144,654 were charged to the statement of loss relating to the accretion of interest expense and the adjustment of the conversion price, respectively.


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

     GEOGRAPHIC SEGMENTS


                                              Three Months ended                   Nine Months ended
                                                 September 30                        September 30
                                             2001              2000             2001               2000
                                      -------------------------------------------------------------------------
         Revenue by Region                (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)

         Canada                       $  81,342        $  499,873      $  371,185           $1,021,066
         Asia/Pacific                   822,407           153,162       2,966,868              243,030
         United States                  596,919           362,201       1,226,393              859,344
         Rest of World                  188,541           191,619       1,428,585              605,187
                                      -------------------------------------------------------------------------
                                     $1,689,209        $1,206,854      $5,993,030           $2,728,626
                                      =========================================================================


                                                                             September 30
                                                                             (Unaudited)
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------
                                                              Canada          Australia           Total
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

         Property, plant and equipment                  $1,608,625       $252,333           $1,860,958
         Acquired labor force                                   -         109,105              109,105
         Goodwill                                       3,097,760       1,163,777            4,261,537
                                                         ------------------------------------------------------

                                                       $4,706,385      $1,525,215           $6,231,600
                                                         ======================================================


                                                                           December 31, 2000
                                                                              (Audited)
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------
                                                              Canada          Australia           Total
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

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

12)      AMENDMENT

         These consolidated financial statement have been amended to reflect the accretion of certain convertible promissory notes to their full face value at the time at conversion during the three-month period ended March 31, 2001, as required by generally accepted accounting principles. Accordingly, the deficit and additional paid in capital as at September 30, 2001 have been increased by $1,068,000 and the loss and loss (and diluted loss) per share have been increased by $1,068,000 and $0.02 per share, respectively, from amounts previously reported for the nine-month period ended September 30, 2001. The loss and loss (and diluted loss) per share amounts for the three months then ended were not affected.

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

      Current Activities.

         The Company currently has approximately 63 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in t he United States, Canada, Australia, Germany and China, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.


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


         Interest expense increased to $4,956,709 for the nine months ended September 30, 2001 from $47,895 for the nine months ended September 30, 2000 mainly as a result of non-cash financing charges arising from the promissory notes issued in December 2000.




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