Form 10-K
period 2001-12-31
WAVERIDER COMMUNICATIONS INC
filed 2002-03-27
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2001 Commission File No. 0-25680

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

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock par value $.001
         Common Stock purchase warrants

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,930,158 as of March 22, 2002 (based on the closing price for such stock as of March 22, 2002).

         As of March 22, 2002, there were 96,585,767 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS


              PART I                                                                    Page

Item 1.       Business                                                                   3

Item 2.       Description of Property                                                   11

Item 3.       Legal Proceedings                                                         11

Item 4.       Submission of Matters to a Vote of Security Holders                       11


              PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                  12

Item 6.       Selected Financial Data                                                   12

Item 7.       Management's Discussion and Analysis or Plan of Operation                 13

Item 8.       Financial Statements                                                      19

Item 9.       Changes in and Disagreements with Accountants on Accounting               19
              and Financial Disclosure

              PART III

Item 10.      Directors and Executive Officers of the Registrant                        19

Item 11.      Executive Compensation                                                    21

Item 12.      Security Ownership of Certain Beneficial Owners and Management            23

Item 13.      Certain Relationships and Related Transactions                            24

              PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K          25


                                     PART I

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


This Form 10-K contains forward-looking statements that involve risks and uncertainties, including the risks associated with the effect of changing economic conditions, trends in the development of the Internet as a commercial medium, market acceptance risks, technological development risks, seasonality and other risk factors identified below under "Item 7 - Certain factors that may affect future results". More specifically, within Item 1. Description of Business there are a number of forward-looking statements contained within the sections regarding Products, Markets, Sales Strategy, Competition and the Regulatory Environment


ITEM 1.  DESCRIPTION OF BUSINESS

Background

We commenced activities in the wireless industries through the acquisition of Major Wireless Communications Inc. in May 1997. Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In May 1997, Major Wireless consummated a business combination with Channel i Inc., pursuant to which Channel i Inc., a company trading on the OTC Bulletin Board, issued stock to the stockholders of Major Wireless. Major Wireless became a subsidiary of Channel i Inc., and Channel i Inc. changed its name to WaveRider Communications Inc. WaveRider then completed a private placement of common and preferred share units for $1.5 million.

     On June 11, 1999, WaveRider acquired Transformation Techniques, Inc. or TTI through a merger with our newly created subsidiary WaveRider Communications
(USA) Inc. On October 1, 2000, we acquired ADE Network Technology Pty Ltd. or ADE of Melbourne, Australia, a privately held wireless infrastructure company. Subsequently, we changed the name of ADE to WaveRider Communications (Australia) Pty Ltd.

     We were originally incorporated under the laws of the State of Nevada on August 6, 1987, as Athena Ventures Inc. From 1987 until the acquisition of Channel i PLC in November 1993, Athena Ventures had no activities or operations. From November 1993 until May 1997, the company operated under the names Channel i Limited and Channel i Inc. and was in the business of developing an interactive multimedia kiosk network to provide consumers with convenient access to an array of products and services. Prior to the acquisition of Major Wireless Communications Inc. (which is now known as WaveRider Communications (Canada) Inc.) in May 1997, Channel i Inc. had become inactive.

     Our executive offices are located at 255 Consumers Road, Suite 500, Toronto, Ontario, Canada, M2J 1R4. Our telephone number is (416) 502-3200 and our Web Site address is www.waverider.com.

WaveRider Communications Inc. - Our Business

     We design, develop, market and support fixed wireless Internet access products. Our products are designed to deliver efficient, reliable, and cost-effective solutions to bringing high-speed Internet access to markets around the world.

     We are focused on providing the solution to the "last mile" problem faced by traditional wired telecommunications services: how to profitably build out a network that provides the level of services demanded by end users. In medium to small markets, and in areas of the world with limited or no existing telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers expect can be prohibitive.

     We believe that our fixed wireless Internet access products are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

     Our wireless network products are designed to operate in the license-free ISM radio spectrum, which facilitates a more rapid and low-cost market introduction for service providers than for licensed or hardwire solutions. Our products utilize direct sequence spectrum or DSS communications, which ensures reliable, secure, low-interference communications.

     Our Products

     Our current product portfolio includes the Last Mile Solution or LMS product line and the Network Communications Links or NCL product line. These product families are designed to deliver scalable, high-speed, fixed wireless Internet access to all sizes of businesses, home offices and residential users.

     Both our LMS and NCL product families include our proprietary technologies developed at our research and development facility.

Last Mile Solution

      The LMS product family includes the LMS2000, LMS3000and LMS4000 wireless networks. The LMS family is designed to enable service providers to deliver high-speed Internet access to both business and residential customers. The LMS series supports a variety of services including Internet access for e-mail, large file transfers, web browsing, and streaming audio and video. All LMS products are optimized for Internet Protocol or IP networks. Connectivity is provided to the end-users via a LMS end-user modem designed specifically for business or residential use.

The Last Mile Solution wireless networks include a Network Management System or NMS which features subscriber management, data distribution and bandwidth management, interface to the service provider's network, user authentication and network security management. The NMS enables service providers to offer varying levels of services to their customers via a single network, monitor their network from a single location and implement detailed customer billing systems. The network is designed to be highly scalable, allowing service providers to begin with a small initial network and gradually build out a larger network with more users over time.

     LMS2000

     The LMS2000 was the first of our Last Mile Solution products to be released and enables service providers to deliver high-speed Internet access to business customers. Operating in the license-free 2.4 GHz spectrum, the LMS2000 delivers raw data throughput speeds of up to 11 megabits per second (Mbps) via line-of-sight connectivity.

LMS3000

     Our LMS3000 is designed to deliver high-speed wireless Internet access to small business and residential users. The LMS3000 operates in the license-free 900 MHz spectrum and delivers data throughput speeds up to 1.4 Mbps. The LMS3000 delivers non-line-of-sight communication between the communications access point and the end-user modem, which eliminates the need for an external antenna. The LMS3000 modem has its own antenna and can be easily set up by the end-user.

LMS4000

     We also offer the combined capabilities of the LMS2000 and the LMS3000 in a single network called the LMS4000. A fully deployed LMS4000 network can connect more than 10,000 users in a combination of 2.4 GHz line-of-sight and 900 MHz non-line-of sight.

NCL Products

     The NCL product family is a series of wireless bridges and routers designed specifically for use by internet service providers, network managers and information technology managers. Offering point-to-point and point-to-multipoint line of sight wireless connectivity in the 2.4 to 2.485 GHz license-free frequency band, our NCL products can be used to establish wide area networks and building-to-building links. The NCL can connect a single computer or computer network to other single computers or computer networks.

     The operating system built into the NCL products incorporates a complete Simple Network Management Protocol or SNMP compliant managed routing solution, which facilitates the installation and use of these products. The operating system also integrates Internet Protocol or IP, which provides a variety of network routing capabilities.

     We launched our first product, the NCL135, during the first quarter of 1999. The latest product in our NCL family, the NCL1170 bridge/router, was launched in May 2001. The NCL1170 delivers high-speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity. The NCL1170 delivers throughput speeds up to 7.75 mbps, using our proprietary radio technology that uses an 11 mbps radio. The product can be used for point-to-point and point-to-multipoint applications and to extend Ethernet networks without additional telephone lines.

Our Market

     The market for our fixed wireless access products is driven by the worldwide demand for Internet access as well as the increasing demand for high speed Internet access. Our target market in North America is comprised of cities with a population of fewer than 150,000, suburban areas of larger cities and industrial parks. In this potential market, our products address the demands of organizations and consumers who require broadband access to the Internet, but do not have access to cable or digital subscriber line connections from traditional service providers. We believe this market includes 40% of North American homes and businesses.

     The growth in the number of Internet users in the United States is slowing due to a high level of penetration, nevertheless the Internet population is expected to grow from 166 million users in 2002 to 208 million in 2005 according to eTForecasts. The greatest growth potential is provided by the demand for broadband Internet access. According to a study released by eMarketer in July 2001, there will be nearly 10 million broadband households by the end of 2001. They further project that this figure will rise to over 31 million households by 2004. We estimate that our addressable market for wireless broadband access will account for over 10 percent of all broadband subscribers.

     In many international markets, the telecommunications infrastructure is inadequate or unavailable for basic Internet access. In these markets, our wireless products have a significant cost advantage over wired technologies. Accordingly, our international target markets are broader than our North American target market, and we believe have an even greater revenue potential as large parts of less developed regions such as China, India, Africa, South East Asia and South America have only limited and high cost Internet access. To tap these markets, we have focused significant sales and marketing efforts internationally. This has proven particularly advantageous given the current North American economic slowdown and curtailment of telecommunications related capital expenditures. During 2001 our revenue from international markets exceeded that from North America and we expect this trend to continue.

     Internet access prices can be broken down into three components: access equipment, Internet access provision and telephone service charges. In relative terms, the costs to get connected are much higher in developing countries. While prices may not differ drastically in absolute terms, there is a large gap between high and low income countries when costs relative to per capita income are considered. In our view, fixed wireless access technology is well positioned to bridge the gap between those who have access to high-speed services and those who do not, and could also provide the means to overcome the obstacles gaining basic access to the Internet. We believe there are significant advantages, such as reduced cost and faster deployment, to our fixed wireless access technology over traditional wired access.

     In summary, the key demand drivers for fixed wireless access include:

o        Growth in the number of Internet users world wide,
o        Growing demand for high speed Internet access,
o Scarcity of access technologies that are capable of efficiently and economically delivering more than 1 Mbps,
o        Lack of wireline infrastructures in developing countries, and
o Lack of suitable broadband access technologies in rural and suburban areas in North America.

In meeting these market requirements, our fixed wireless access product line offers several benefits as a communications technology:

o Instant blanket coverage without digging up streets or leasing capacity from competitors,
o A pay-as-you-grow deployment model, which allows for low-cost market entry with incremental costs matched to incremental revenues,
o Bandwidth increments that address the requirements of small/mid-size businesses,
o Point-to-multipoint technology allows for burstable, bandwidth on demand services, which are specially suited towards a data-centric environment,
o Wireless technology enables those who do not have access to copper, coaxial or fiber optic wire to participate in the high-speed Internet access market,
o Significant cost advantages through the use of license-free radio frequencies, and
o Easy to set up non-line-of-sight modems result in further significant cost savings by avoiding expensive truck rolls to install customer premise equipment.

     There are a number of different forecasts for fixed wireless access users that predict steady growth in the next few years. ARC Group, for example, projects that in the United States users that access the Internet using fixed wireless access modems will increase from 180,000 in 2000 to 6.76 million in 2005. Rapid growth is also predicted for Europe, the Far East and China. Globally, fixed wireless access users are projected to grow from a total of 240,000 in 2000 to more than 28 million in 2005.

     Also, in a study published by Allied Business Intelligence Inc in July 2001, wireless Internet subscribers in the unlicensed frequency are projected to approach 7 million by year-end 2006. According to the study the use of unlicensed frequencies is growing faster than other fixed wireless because of lower costs and reduced barriers to entry into the market.

     The industry projections presented above were provided in studies performed by two industry sources:

o ARC Group provides a range of analysis, research and consultancy services to leading clients around the world, with a team of full time consultants based in the UK supported by a global network of associates and analysts; and
o Allied Business Intelligence Inc., a New York based technology research think tank specializing in communications and emerging technology markets. Allied publishes strategic research on the broadband, wireless, electronics, networking and energy industries.

     The studies contain forward-looking information which is based on expectations and projections about future events in the wireless industry. Actual results in the industry could differ materially from the results of these studies. We have done nothing to verify the accuracy of the underlying sources of the studies or the assumptions used in the studies.

     Currently, our products operate in the unlicensed spectrum, specifically 900 MHz and 2.4 GHz. We believe that our 900 MHz products in particular could enjoy wide acceptance because of their non-line-of-sight and easy to set up features. Deployments that combine business and consumer subscribers can be shown to offer a viable and profitable business case for service operators.

Our Market Strategy

     We believe that we are in a position to meet the Internet access needs of organizations and consumers in North America and abroad. In North America, our products address the demands of users who require broadband access to the Internet, but do not have access to cable or digital subscriber line connections from traditional service providers. These customers are typically found in smaller cities in North America, and in most suburban and semi-rural areas where there are few Internet access options other than traditional telephone dial-up connections.

     In many international markets, the basic telecommunications infrastructure is inadequate or unavailable for basic Internet access. In these markets, our wireless products have a significant cost advantage over wired technologies. In addition, they can be deployed rapidly and be maintained easily.

     Our approach to the market uses a direct and indirect sales model consisting of strategic industry partnerships and key relationships: direct to strategic partners such as carriers and Internet service providers and indirect to channel partners including distributors, value added resellers and system integrators.

     For the LMS product family, we market directly to Internet service providers, telephone companies (including competitive local exchange carriers, independent local exchange carriers and independents) cellular providers and emerging carriers. In some international markets, we will form alliances with local partners who will provide sales, support and installation services for LMS systems.

     The LMS system provides an attractive and profitable business model for operators. Our system enables the operator to provide high-speed wireless Internet access to both the business and consumer/residential markets. Also, the system's scalability allows an operator to launch a wireless network with a relatively small investment and grow the network as the number of subscribers increase.

Target Customers

Wireless Carriers - Internet access provides wireless carriers with the opportunity to expand their service offerings and revenue base. Wireless carriers are an attractive target market for us because they have wireless expertise and an existing infrastructure that can be used to build a wireless Internet access service using our equipment.

     Rural cellular providers in the United State provide the largest potential in this segment. There are approximately 428 Rural Service Areas in the United States. The cost to develop and build an advanced rural communication network infrastructure is substantial. Our systems enable the rural cellular providers to establish a wireless Internet access service to meet the demand for broadband services at a relatively low cost per subscriber.

 Wireline Carriers (Independent Telephone Companies) - Independent regional telephone companies offer a significant potential market for our wireless service package. This target is attractive for us because of the market serviced by these companies where there is an unmet need for broadband services, and because the challenges they face in expanding the range of services to customers.

     In the United States there are nearly 1,000 independent telephone companies ranging in size from fewer than 50 customers to more than 50,000. These companies provide telephone service to nearly 5 million rural Americans. In Canada there are approximately 50 independent telephone companies of which 9 are municipally owned and the rest are privately owned. In addition to basic telephone service, many independents offer other communications services including cellular, paging, cable television, and Internet access services.

     Several characteristics make rural communities different from urban areas. Greater distances between centers and smaller more scattered populations make single lines more expensive given the longer cable loops required which reduce the advantage of volume concentration. Because of this and regulatory changes, much less upgrading and modernization has been done in rural areas.

     Internet Service Providers - ISPs fall into three categories: national backbone providers, regional networks and independent service providers. Independent and regional providers act as intermediaries between the owners of the transmission networks over which Internet traffic is passed and the owners of the traffic that is available on the World Wide Web. For this reason, in the internet service provider market, we are targeting national and regional operators who understand the value of incorporating a wireless strategy to enhance their position in the marketplace by lessening their dependence on independent local exchange carriers.

     The demand for high-speed access has provided additional challenges, opportunities and threats to internet service providers. As telephone companies roll out digital subscriber line services and cable companies offer their own Internet access services, the independent internet service provider has an opportunity to partner with us to remain a competitive player in the high-speed access market. In regions that lack a communications infrastructure for high-speed access, our solution provides independent and regional internet service providers with an opportunity to satisfy the demand for high-speed Internet access. We offer additional benefits to internet service providers in that by implementing a wireless Internet access system, an internet service provider can go beyond just being an access provider to becoming a communications provider with control over their own infrastructure.

     From our standpoint, internet service provider targets should occupy markets with a high demand for higher speed connections but lack the infrastructure to deliver high-speed services. These operators should also have a good mixture of home offices and business customers who require high-speed access to the Internet.

International Sales Strategies

     Our target markets outside of North America are predicated on spectrum availability. Our LMS3000 product uses the 900 MHz spectrum and can operate only in parts of South America. The LMS2000 operates in the 2.4 GHz spectrum and can be deployed in most international markets except for Europe.

     We believe that the revenue potential for our products in international markets are even larger than in North America because the telecommunications infrastructure required for Internet access is underdeveloped in countries such as China, India, parts of South America and South East Asia. From the outset, we have focused significant sales and marketing efforts internationally.

     We recognize that international business has longer sales cycles and requires a local presence for major LMS deals. As a result, we have begun to develop our global infrastructure by establishing field sales and support offices in key strategic regions. In 2000, we acquired ADE Network Technology Pty, LTD. in Australia, a wireless product integrator. This acquisition has provided a strong base of customers and staff to exploit the market opportunities in Australia and South East Asia.

     Over the past 24 months, contracts have been established with strategic distribution partners in China, India, and the Middle East. In 2001, the Asia
Pacific region represented over 45% of our revenues.   Details of geographic
sales and assets can be seen in note 22 of the attached financial statements.

Professional Services

     Our professional services group is an important component in our sales and marketing strategy and in our opinion, provides an important competitive advantage.

     Our professional services strategy is to deliver flexible, cost effective and market driven service offerings that exceed our customer's expectations. We are positioned to deliver this support strategy globally. During the last few months a number of key programs have been launched to meet the time to market requirements of our products.

     We have formed key global partnerships with General Dynamics' Worldwide Telecommunications Systems (an ISO 9001 company) and Comsearch-SCIENTECH to provide global engineering design and installation services of our LMS and NCL products. These two global service partners work under our program management office. This office is staffed with our program managers and systems engineers and is responsible to contract directly with our customers for these services.

     The program management office, coupled with our global service partners, has the international capabilities to provide:

Application engineering;
System and program planning and implementation management;

Path survey, design and engineering;    Network engineering, operations and wireless services;

Permitting;                             Civil works (engineering and construction);

Line of sight verification;             Backhaul;

Site inspection and audit;              Installation, testing and acceptance;

Structured cable installation; and      Final documentation.

Manufacturing and Distribution

     We have entered into long term manufacturing agreements with Solectron Corporation or Solectron and Electronic Manufacturing Group or EMG to manufacture, package and distribute our products.

Solectron (www.solectron.com) provides a full range of global manufacturing and supply-chain management services to the world's premier high-tech electronics companies. Solectron's offerings include new-product design and introduction services, materials management, high-tech product manufacturing, and product warranty and end-of-life support. Solectron, the first two-time winner of the Malcolm Baldrige National Quality Award, has a full range of industry-leading capabilities on five continents. Its headquarters are in Milpitas, California.

Electronics Manufacturing Group - EMG is an ISO 9002 registered Electronics Manufacturing Services company that provides a complete range of integrated product development and delivery services to the global technology and electronics industry. Such services include design, rapid prototyping, manufacturing and assembly, testing, product assurance, supply chain management, worldwide distribution and after-sales service. Located in Markham, Ontario, Canada, EMG's manufacturing facility employs 200 people. EMG brings extensive insight to the principles of wireless manufacturing and production.

     Through our association with Solectron and EMG, we have the capability to meet the demands of a rapidly growing Internet market, with high quality products which are efficiently manufactured.

We provide our contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, we have committed to assume liability for all parts required to manufacture our forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis.

Competition

     There is intense competition in the data communications industry. We compete not only with other fixed wireless Internet companies, but also with companies that deliver hard-wired technologies (wire or fiber optic cable). Competition is based on design and quality of the products, product performance, price and service, with the relative importance of each factor varying among products and markets.

     We compete against companies of various sizes in each of the markets we serve. Many of these companies have much greater financial and other resources available to help them withstand adverse economic or market conditions. These factors, in addition to other influences such as increased price competition and market and economic conditions could potentially impair our ability to compete.

     Our major competitors include Alvarion, Cisco/Aironet and Agere/Orinoco.

Regulation of Wireless Communications

     Currently, our technology is deployed in the highly regulated license free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide.

The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Industry Canada, for use in Canada, and other regulator bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

     Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of our products in the 902 to 928 MHz and the 2.4 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz or the 2.4 GHz bands becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

Research and Development

     With the commercial release of the LMS 4000 in Q4 of 2001, we have moved our attention to sustaining engineering and product enhancement in three development areas:

o increasing the speed and user capacity of the networks to allow more users at greater throughput speeds;
o expanding the product offerings into other licensed and unlicensed bands, to address additional international markets; and
o further enhancing the network capabilities of the systems to support new developing applications.

     In September 2001, we announced the lay off of over half of our staff, including a significant number of engineering and development staff. Over 2002, we intend to integrate our Research and Development facilities with our sales, marketing and support organization in Toronto. As such, our Research and Development spending declined significantly in Q4 of 2001 and we expect it to stay at this reduced level until the integration is completed in the second half of 2002.

Research and Development expenditures in 2001, excluding depreciation, amortization and non-cash stock based compensation amounted to $4,471,567 compared with $6,127,360 in 2000 and $2,319,707 in 1999.

Summary

     We are a wireless technology company that develops, manufactures and markets products to take advantage of the world-wide growth of the Internet, increasing acceptance of wireless technology, and the demand for high speed, Internet access.

     We believe that providing the "last mile solution" is the key to capitalize on the opportunities presented by today's rapidly changing telecommunications market place. The ability to provide a full suite of products and services that will quickly enable all types of users to conduct business, access services and communication is key to securing a dominant market position. The demands of the customer are growing beyond traditional voice communication, as today's end user wants access to a growing set of services that require high-speed access. As a result, we have developed a family of fixed wireless access products capable of providing wireless high-speed Internet access to businesses, organizations and consumers.

     With an early-to-market family of products that include the world's first non-line-of-sight, easy to set up, wireless Internet network available today, we are well positioned to take a leadership position in the fixed wireless access market. Further, cost advantages are derived from operating in the unlicensed frequencies and result in one of the only viable and profitable wireless Internet networks available to service providers today.

Employees

     We currently have approximately 56 employees located in our head office in Toronto, Ontario, our Research and Development facility in Calgary, Alberta and our sales offices and subsidiaries in the United States, Canada, Australia, and Germany, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

In March 2002, we announced plans to close our Calgary facility and integrate the operations in our Toronto location. It is our expectation that the Calgary based employees will be relocated or replaced as part of this transition. The majority of these employees are involved in the design, development and marketing of our line of wireless data communications products.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate or other properties. WaveRider's main offices and test sites are in Toronto, Ontario, and Calgary, Alberta in Canada and ADE's head office is in Melbourne, Australia. These offices house sales, administration and research operations and are leased from unrelated parties. We maintain sales offices in Australia, Canada, Germany and the United States. In addition, our subsidiary JetStream Internet Services Inc maintains offices in Salmon Arm, British Columbia in Canada.

WaveRider's Toronto Office is leased for a period of five years ending May 31, 2004 and the lease for our JetStream's office was renewed effective January 1, 2001, for a three-year period. Our main Calgary facilities are being leased for a period of five years ending March 31, 2004 and as part of the transition plan we will be looking to sublet the location in the second half of 2002.

Cost commitments related to present leases are set forth in note 16 "Commitments and contingencies" of the attached financial statements.

ITEM 3. LEGAL PROCEEDINGS

The information required hereunder in this report is set forth in note 16 "Commitments and contingencies" of the attached financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2001.

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

                      2001 Bid                        2000 Bid
                   High        Low                 High         Low

First Quarter      $2.69       $1.25              $15.84       $2.00
Second Quarter     $1.81       $1.03              $10.25       $3.31
Third Quarter      $1.28       $0.31               $9.81       $4.12
Fourth Quarter     $0.50       $0.21               $5.37       $1.03

Holders: The Company has approximately 1,000 common shareholders of record as of March 21, 2002. This number does not include shareholders whose shares are held in street or nominee names.

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

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENTS OF LOSS DATA:

                                                                                 Year ended December 31
                                                          2001           2000          1999           1998         1997

REVENUE                                            $    7,804,017  $    4,132,992   $ 1,716,045  $   205,882  $    77,459

COST OF PRODUCT AND
  INTERNET SALES                                        5,956,495       5,239,048     1,294,815       75,467       21,798
                                                   ----------------------------------------------------------------------

GROSS MARGIN                                            1,847,522      (1,106,056)      421,230      130,415       55,661

EXPENSES                                               23,142,172      30,523,604     8,373,080    4,607,933    1,380,621
                                                   ----------------------------------------------------------------------

NET LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                   (21,294,650)    (31,629,660)   (7,951,850)  (4,477,518)  (1,324,960)

DEFERRED INCOME TAX RECOVERY                                    -         157,045       504,000            -            -
                                                   ----------------------------------------------------------------------

NET LOSS BEFORE
 EXTRAORDINARY ITEM                                   (21,294,650)    (31,472,615)   (7,447,850)  (4,477,518)  (1,324,960)

LOSS ON EXTINGUISHMENT OF DEBT                           (198,300)               -             -            -            -
                                                   ----------------------------------------------------------------------

NET LOSS                                            $ (21,492,950)  $ (31,472,615)  $(7,447,850)$(4,477,518)$(1,324,960)
                                                   ===============================================================

BASIC AND DILUTED LOSS PER SHARE
  BEFORE EXTRAORDINARY ITEM                         $      (0.371)  $       (0.59)  $     (0.25) $     (0.18) $     (0.11)
                                                   ======================================================================

BASIC AND DILUTED LOSS PER SHARE
OR EXTRAORDINARY ITEM                               $      (0.003)  $           -   $         -  $         -  $         -
                                                   ======================================================================

BASIC AND DILUTED LOSS PER SHARE                    $      (0.374)  $       (0.59)  $     (0.25) $     (0.18) $     (0.11)
                                                   ======================================================================

Weighted Average Number
  of Common Shares                                     60,269,617      53,203,750    34,258,565   29,485,320   12,299,522
                                                   ======================================================================

BALANCE SHEET DATA:
                                                                                As at December 31,
                                                          2001           2000          1999           1998         1997

    Cash and cash equivalents                       $   2,244,625   $   7,720,902   $ 5,540,917  $ 3,047,257  $   437,746
                                                   ----------------------------------------------------------------------

    Working capital                                     1,931,418       7,331,220     5,222,841    2,259,824      241,592
    Property, plant & equipment                         1,671,088       2,395,373       978,160      808,531      340,599
    Total assets                                       10,618,503      20,933,045    10,080,516    4,146,834      932,161

    Convertible promissory notes                               -        1,835,299             -            -            -
    Long term capital leases                               36,312         224,347        18,625       12,555            -

    Shareholders' Equity                                7,596,472      12,182,589     8,298,382    3,098,368      649,919


Our current operations commenced in 1997 with the acquisition of Major Wireless Communication Inc. and JetStream Internet Services Inc. In 1999, we purchased Transformation Techniques, Inc. (TTI) and in 2000 we purchased ADE Network Technology Pty Ltd. Refer to note 3 of the attached financial statements for more details about the acquisition of subsidiaries.

When we acquired Major Wireless Communication Inc., in 1997, the founders agreed to put their shares into an escrow agreement. As the Company reaches each of the milestones under the escrow agreement, we release a specific percentage of the shares and the value of those shares, at the time of release is included in goodwill or compensation expense. Depending on the price of the common shares at the time of release the value assigned can vary dramatically. During 2001, we released 2,250,000 common shares from the escrow agreement (2000 - 900,000, 1999
- 450,000). This resulted in a charge of $629,000 to compensation expense (2000
- $ 712,500, 1999 - nil) and an increase of goodwill in the amount of $2,201500 (2000 - $2,493,750, 1999 - $534,375). The release of the escrow shares and the resulting goodwill has resulted in a significant increase in depreciation and amortization expense to $3,533,438 in 2001 (2000 - $2,164,638, 1999 - $736,875).

In 2000, we wrote off $1,028,430 of acquired core technology and goodwill, related to our purchase of TTI. In addition, in 2000, we extended our employee stock option (1997) plan, which resulted in a charge to the consolidated statement of loss in the amount of $11,099,858.

Our financing activities in 2001 have resulted in a significant number of non-cash accounting charges amounting to $5,410,846. This resulted in financing expenses increasing to $5,493,373 in 2001 (2000 - $274,347, 1999 - $184,371).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

We have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. The Company's outstanding shares of Common Stock, par value $.001, are traded under the symbol "WAVC" on the NASDAQ National Market System.

Subsequent to year-end, during March 2002, we raised $4,497,000, less cash fees of $134,750, through the sale of 30,096,666 shares common stock registered by us on our S-3 shelf registration statement.

On December 14, 2001, we completed a shareholders' rights offering selling 10,675,919 units, consisting of one common share and one warrant per unit, for cash proceeds of $3,132,976 and the extinguishment of debts and warrants, in the principal amount of $1,017,000, less cash expenses of $935,102 and $50,459 of expenses paid in warrants.

On October 19, 2001, we sold promissory notes in an aggregate principal amount of $834,500 and on November 5, 2001, we sold an additional amount of $165,000. The notes have a one year term and bear interest at an annual rate of 8% plus a repayment premium of 15%. The notes are secured by a security interest in all our assets. Also, in connection with the sale of the notes we issued 2,148,925 common stock purchase warrants which are exercisable for a term of five years at a per share exercise price of $.50 per share.

On December 14, 2001, promissory notes in the principal amount of $567,000 were returned for cancellation in exchange for the holders participation in the Shareholders' Rights offering. The holders of the remaining notes may demand repayment of the notes, including the principal, all accrued interest and the repayment premium at any time up until maturity.

On June 4, 2001, we raised $2,576,715 through the sale to Crescent International Ltd. of 30,000 shares of Series D convertible preferred stock and 877,193 Series N warrants. In connections with this transaction, we issued 61,404 Series M-2 warrants as a finders' fee. We have filed a registration statement (Registration No. 333-67634) to register the shares of common stock issuable upon conversion of the Series D convertible preferred stock. This registration statement was
declared effective on September 18, 2001.   As of December 31, 2001,  Crescent
International Ltd. had converted 1,000 shares of Series D convertible preferred stock into 317,317 shares of common stock.

     During 2001, we also raised $132,000 through the sale of common stock registered by us on our S-3 shelf registration statement and $194,350 through exercises of employee stock options and purchases under the Company's employee stock purchase plan.

     In 2000, we raised $16,757,800, net of cash expenses, through the sale of 10,318,753 shares of common stock and 940,740 common stock purchase warrants. Of those shares of common stock, we issued 6,423,872 shares pursuant to exercises of warrants, net of 42,478 warrants that were cancelled through a cashless exercise. The private and public sale of shares and attached warrants accounted for the issue of 1,437,036 shares of common stock and 940,740 common stock purchase warrants. We issued 1,693,845 shares of common stock pursuant to exercises under our employee option plans. In addition, we issued 764,000 shares of common stock pursuant to the conversion of shares of Series C preferred stock.

     In 2000, we also raised $4,818,000, net of cash expenses, through the sale of convertible promissory notes and warrants to Capital Ventures International or CVI. On March 14, 2001, CVI converted notes in the principal amount of $4,550,000, plus interest, for 3,101,249 shares of our common stock and on December 14, 2001 converted the balance of the notes through participation in the Shareholders' Rights offering. Included with the promissory notes were 2,461,538 Series J warrants, originally exercisable at$ 3.35 per share for 5 years and repriced to be exercisable at $2.80, and 5,907,692 Series K warrants, originally exercisable at $2.539 for one year and subsequently repriced at $2.48. CVI returned 1,500,000 Series J warrants for cancellation as additional consideration for their participation of the Shareholders' Rights offering, on December 14, 2001, and all of the Series K warrants expired unexercised. As part of the agreement, we also issued 25,000 Series M warrants, exercisable at $3.05 for five years, as a finder's fee.

     In 1999, we raised $10,909,353, net of cash expenses, through the sale of 11,951,664 shares of common stock and 4,309,629 common stock purchase warrants. The private and public sale of shares and attached warrants accounted for the issue of 10,857,766 shares of common stock and 4,309,629 common stock purchase warrants. We issued 375,440 shares of common stock pursuant to exercises under our employee option plans, 30,000 shares through the exercise of warrants and 36,000 shares pursuant to the conversion of shares of Series C preferred stock. In addition, we issued 384,588 shares of common stock pursuant to the acquisition of Transformation Techniques, Inc. and 267,870 shares of common stock pursuant to our 1997 employee stock compensation plan.

     The details of these offerings were disclosed in previous filings. The proceeds from these issues have and will continue to be used to continue the on-going expansion of the operations of the Company and the development of the WaveRider(R) product families.

General

We incurred a net loss for the year ended December 31, 2001, of $21.5 million on revenues of $7.8 million, compared to a net loss for the year ended December 31, 2000, of $31.5 million on revenues of $4.1 million and a net loss for the year ended December 31, 1999 of $7.4 million on revenues of $1.7million. Our reported results for 2001 included non-cash expenses in the amount of $10.8 million (2000
- $17.9 million, 1999 - $1.2 million).

On September 24, 2001, we reduced our staff by 56% and our executive staff waived all salaries, bonuses and other cash payments and other key management personnel agreed to a 25% pay reduction for the period October 1, 2001 until December 14, 2001, the date the shareholder rights offering was completed.

In March 2002, we announced that we will be shutting our Calgary facility and consolidating Research and Development into our Toronto location. It is anticipated that the integration will improve communications and efficiency within the organization and as a result increase our ability to assist customers to plan, install and deploy our LMS products.

Our cash balance decreased to $2.2 million compared to $7.7 million at December 31, 2000 and $5.5 million at December 31, 1999. See "Liquidity and Capital Resources" for fuller discussion of our equity financings.

Revenue

Total revenue increased 89% in 2001, compared to 2000, primarily due to the commercial release of our LMS3000 network system and to the continued expansion of our sales and marketing. Revenues increased 141% in 2000, compared to 1999, primarily due to the commercial release of our LMS 2000 network system and to the expansion of our sales and marketing.

Cost of Product and Internet Sales

We recorded a gross margin of $1,847,522 in 2001 compared to a gross margin deficiency in 2000 of $1,106,056 and a gross margin of $421,230 in 1999. Cost of Product and Internet Sales in 2000 was adversely affected by the $1,568,739 write-off of TTI technology related inventories and warranty provisions.

Costs for service sales include third party service contracts and direct purchased costs for provision of the services. The costs do not include salaries and overheads for our employees or indirect costs of providing services. These costs are included in selling, general and administrative expenses.

Over the past year, we have continued to see pricing pressures on our NCL product line as telecom spending remains weak. In addition, with the introduction of the new non-line of sight products, the EUM3000 modems, economies of scale and design simplification had not been reached during 2001. These factors combined to result in lower margins than would be expected over the product lives.

Expenses

Selling, general and administrative expenses, excluding non-cash stock related charges, declined to $8,239,747 in 2001 (2000 - $8,605,887, 1999 - $4,634,505).
In September 2001, we reduced our staff by 56%, our executive staff waived all salaries, bonuses and other cash compensation for a period from October 1 to December 14 and other senior managers accepted a 25% pay decrease for the same period. We anticipate that we will continue to curtail expenditures through 2002. During 2000, we expanded our sales operations in the United States and internationally and, in the fourth quarter, acquired ADE Technologies in Australia. The additions were put in place to provide us with the trained sales and support representatives required to sell and service the LMS network products.

We moved to a level of sustaining engineering in the second half of 2001 for our NCL and LMS product families, with Research and Development costs, excluding stock related expenses, depreciation and amortization, in 2001 amounting to $4,471,567 (2000 -$6,127,360, 1999 - $2,319,707). Further, in early 2002, we announced that we intend to close our Calgary facility during the second half of 2002 and transition the operations to our Toronto location. We anticipate that we will continue to maintain our 2001 level expenditures through 2002 as we consolidate our Research and Development activities into our Toronto location. The final costs of this transition have not been determined but due to the relatively long transition period we believe that costs will not have a significant impact on our ongoing expense levels.

When the current operations of the WaveRider were established in May 1997, the initial founders chose to put their shares into an escrow agreement, which would only release the shares to them upon achievement of certain milestones. This display of commitment to the Company was viewed as necessary to allow us to raise the funds needed to develop our products and markets. In September
2001, in recognition of the ongoing commitment of the founders, the Board of Directors authorized a two year extension of the escrow agreement, as was contemplated in the original agreement. With the extension of the escrow agreement, any charges resulting from future releases in escrow shares will be charged directly to the consolidated statement of loss and not recorded as goodwill.

As the Company reached each of the milestones under the escrow agreement, we released a specific percentage of the shares and the value of those shares, at the time of release was included in goodwill or compensation expense. Depending on the price of the common shares at the time of release the value assigned varied dramatically. During 2001, we released 2,250,000 common shares from the escrow agreement (2000 - 900,000, 1999 - 450,000). This resulted in a charge of $629,000 to compensation expense (2000 - $ 712,500, 1999 - nil) and an increase of goodwill in the amount of $2,201500 (2000 - $2,493,750, 1999 - $534,375). As of December 31, 2001, we had achieved the first three performance events in the escrow agreement resulting in the release of 3,600,000 shares of Common Stock or 40% of the escrow shares. We expect that the remaining 5,400,000 shares will be released from escrow during 2002 and the value of the shares will be recorded at the date the respective performance events occur. The release of the escrow shares and the resulting goodwill has resulted in a significant increase in depreciation and amortization expense to $3,533,438 in 2001 (2000 - $2,164,638, 1999 - $736,875).

Our financing activities in 2001 have resulted in a significant number of non-cash accounting charges amounting to $5,410,846. This resulted in financing expenses increasing to $5,493,373 in 2001 (2000 - $274,347, 1999 - $184,371).

During 2000, the extension of our 1997 Option Plan resulted in non-cash accounting charges in the amount of $11,099,858.

Supplementary financial information

                               Three Months Ended


Fiscal 2001                             March               June             September          December
Net revenues                          $    1,830,403      $  2,473,418     $  1,689,209      $  1,810,987
Gross profit                                 441,001           834,674          437,090           134,757
Loss before extraordinary item            (8,984,708)       (5,243,205)      (4,489,006)       (2,577,731)
Extraordinary item                                 -                 -                -          (198,300)
Net loss                                  (8,984,708)       (5,243,205)      (4,489,006)       (2,776,031)
Loss before extraordinary item
  per common share                             (0.16)            (0.10)           (0.07)            (0.04)
Weighted average shares outstanding       55,757,444        60,240,772       61,365,893        63,609,949

Fiscal 2000
Net revenues                          $      806,152      $    715,620     $  1,206,854      $  1,404,366
Gross profit                                 158,668           109,245           83,312        (1,457,281)
Loss before extraordinary item            (2,544,861)       (5,071,757)     (15,758,357)       (8,097,640)
Net loss                                  (2,544,861)       (5,071,757)     (15,758,357)       (8,097,640)
Net loss per common share                      (0.05)            (0.09)           (0.29)            (0.15)
Weighted average shares outstanding       49,263,629        53,434,117       54,992,503        55,113,848

Certain factors that may affect future results.

Following are certain risk factors associated with our Company and with ownership of our stock.

We have a limited operating history, therefore there is a high degree of uncertainty whether our business plans or our products will be successful.

Up to the beginning of the year 2000, our company had been mainly focused on the research and development of our products and as a result had limited sales or revenues. There can be no assurance that the products that we offer will meet with wide market acceptance. In addition, there is no guarantee that even if there proves to be a wide market for our products, such market will be able to sustain our profitability requirements.

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

Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. We have experienced significant operating losses every year since incorporation. We incurred a net loss of $21,492,950 for the year ended December 31, 2001 (2000 - $31,472,615 and 1999 -
$7,447,850) and reported an accumulated deficit at that date of $71,951,290 (2000 - $49,414,508). We expect to continue to incur losses until at least the fourth quarter of 2002.

There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

Our sales have been adversely affected by recent events and may be adversely affected by future events.

We are subject to general economic conditions to a similar extent as other companies who export products all over the world. Our sales have been adversely affected by recent world events and could be adversely affected if similar events occur in the future.

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

We may suffer dilution if we issue substantial shares of our common stock:

o upon conversion of shares of the Series D 5% convertible preferred stock; and,
o        upon exercise of the outstanding warrants and options.

We are obligated to issue a substantial number of shares of common stock upon the conversion of our Series D 5% convertible preferred stock and exercise of our outstanding warrants and options. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise. Should a significant number of these securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock.

The conversion and exercise of all of the aforementioned securities or the issuance of new shares of common stock may also adversely affect the terms under which we could obtain additional equity capital.

If our common stock is delisted from the Nasdaq National Market, you may find it more difficult to sell your shares of our common stock.

         Our common stock is currently listed on the Nasdaq National Market. On March 21, 2002, the last reported sale price of our common stock was $0.18 per share. Since our minimum bid price has been below $1.00 for 30 consecutive trading days, we may not be able to maintain the standards for continued listing on the Nasdaq National Market and our common stock could be delisted. Delisting from the Nasdaq National Market could result in a less liquid market for our common stock than would otherwise exist. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares.

If our common stock were subject to the penny stock rules, our market liquidity could be adversely affected.

         The SEC's regulations define a "penny stock" to be an equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are delisted from the Nasdaq National Market, they are likely to become subject to the SEC penny stock rules which could adversely affect the market liquidity of our common stock. These rules impose additional sales practice requirements on broker dealers that sell low-priced securities to persons other than established customers and institutional accredited investors; and require the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. As a result, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline.

No dividends anticipated.

         We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.


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

  Name                     Age     Position

  D. Bruce Sinclair         51     Chief Executive Officer, President, Director
  Charles W. Brown          46     Vice President, Sales and Marketing
  James H. Chinnick         55     Vice President, Engineering
  T. Scott Worthington      47     Vice President, Chief Financial Officer
  Cameron A. Mingay (1)     50     Secretary, Director
  Gerry Chastelet (1), (2)  55     Director
  John E. Curry (2)         55     Director
  Dennis R. Wing (2)        53     Director
----------
(1)      Member of the compensation committee
(2)      Member of the audit committee

Gerry Chastelet has been a director of the Company since April 1999. From December 1998 to January 2002, Mr. Chastelet was the President, Chairman and Chief Executive Officer of Digital Lightwave, Inc., a leading provider of fiber optic network analysis equipment. From December 1995 to October 1998, he served as President and Chief Executive Officer of Wandel and Goltermann Technologies, Inc., a global supplier of communication test and measurement equipment. He is currently on the boards of Technology Research Corporation and Fiberspace, Inc. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA program.

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes that, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons. Subsequent to year-end, the Annual Statements of Beneficial Ownership of Securities, on Form 5, were filed 11 days late by the officers and directors.

ITEM 11.      EXECUTIVE COMPENSATION

The following table describes the compensation earned in fiscal 2001 by the Chief Executive Officer of the Company and all executives officer who received compensation in excess of $100,000 in 2001, 2000 and 1999. The non-employee directors of the Company received $1,000 per meeting attended during the year and in total were awarded 100,000 options under the Employee Stock Option (2000) Plan for their participation in the board of directors and each of its subcommittees.

SUMMARY COMPENSATION TABLE 2001

                               Annual Compensation
                        (dollar amounts in U.S. dollars)

Name and Principal Position           Year             Salary                 Bonus          Stock Options

Bruce Sinclair                        2001            $174,387                    $0               375,000
Pres./CEO/Director                    2000            $235,627               $67,322               500,000
                                      1999            $204,730              $134,617               100,000

Charles Brown                         2001            $117,943                    $0               225,000
Vice Pres., Sales & Marketing         2000            $138,683               $42,692               200,000
                                      1999            $128,156               $50,885               535,000

James Chinnick                        2001            $104,218                    $0               225,000
Vice Pres., Engineering               2000             $97,482               $71,631               200,000
                                      1999             $87,748               $76,732               630,000

Scott Worthington                     2001             $89,800                    $0               225,000
Vice President & CFO                  2000            $111,665               $25,784               200,000
                                      1999            $103,863               $26,923               450,000

The following table summarizes option grants during 2001 to the executive officers named in the Summary Compensation Table (the "Named Executive Officers")

                                        Option/SAR Grants in Last Fiscal Year (Individual Grants)

                               Percent of total
                  Number of    options                                        Potential realizable value
                  securities   granted to   Exercise   Market                 at assumed annual rates
                  underlying   employees    or base    price on               of stock price appreciation
                  options      in fiscal    price      date of    Expiration  for option term
                  granted      year         ($/sh)     grant      date        0%        5%           10%
                  -----------------------------------------------------------------------------------------

Bruce Sinclair   (1)    25,000   1.1%       $1.63      $1.63      2/28/11     0       $ 2,038    $  4,075
                 (2)   350,000  15.0%       $0.43      $0.43      10/10/11    0       $ 7,525    $15,050

Charles Brown    (1)    25,000   1.1%       $1.63      $1.63      2/28/11     0       $ 2,038    $  4,075
                 (2)   200,000   8.6%       $0.43      $0.43      10/10/11    0       $ 4,300    $  8,600

James Chinnick   (1)    25,000   1.1%       $1.63      $1.63      2/28/11     0       $ 2,038    $  4,075
                 (2)   200,000   8.6%       $0.43      $0.43      10/10/11    0       $ 4,300    $  8,600

Scott Worthington (1)  25,000    1.1%       $1.63      $1.63      2/28/11     0       $ 2,038    $  4,075
                  (2)  200,000   8.6%       $0.43      $0.43      10/10/11    0       $ 4,300    $  8,600

(1)   Options vest at a rate of one third per year from date of award.
(2)   Options vest during fiscal 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                             Number of securities     Value of unexercised
                                                            underlying unexercised        in-the-money
                                                                options/SARs at          options/SARs at
                       Shares                                   fiscal year end          fiscal year end
                     acquired on          value                  exercisable/             exercisable/
Name                exercise (#)      realized ($)               unexercisable          unexercisable (1)
---------------------------------------------------------------------------------------------------------

Bruce Sinclair            0                $0                1,565,000 / 1,185,000           $0 / $0

Charles Brown             0                $0                  553,600 / 746,000             $0 / $0

James Chinnick            0                $0                  354,000 / 731,000             $0 / $0

Scott Worthington         0                $0                  782,400 / 595,000             $0 / $0

(1) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 2001. The Closing sale price of the Common Stock was $0.25 on December 31, 2001.

Employment Agreements

D. Bruce Sinclair. On November 18, 1997, we entered into an employment agreement for an initial term of one year subject to annual extensions thereafter. Under this employment agreement, Mr. Sinclair serves as our President and Chief Executive Officer at a base salary of Can. $500,000. The base salary may be increased from time to time in accordance with our regular administrative practices as applied to our officers. In addition, Mr. Sinclair may participate in our employee fringe benefit plans or programs generally available to employees of comparable status and position. He was also granted options to purchase 1,000,000 shares. The options vest on the basis of performance objectives.

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

Compensation Committee Interlocks and Insider Participation

The Company's compensation committee is currently composed of Messrs. Chastelet and Mingay. Messrs. Chastelet and Mingay are both non-employee directors. In 2001, no officer or employee of the Company participated in the deliberations of the compensation committee concerning the compensation of the Company's executive officers. No interlocking relationship existed between the Company's Board or compensation committee and the board of directors or compensation committee of any other company in 2001.

ITEM     12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of March 21, 2002, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $0.001 par value. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may otherwise be noted. The Company had 96,585,767 shares of Common Stock issued and outstanding as of such date, which numbers do not include any options or warrants issued and outstanding.

Name and Address of                                    Amt. Of Common             % of Common Stock
Beneficial Owner                                   Stock benef. Owned (1)            outstanding
----------------------------------------------------------------------------------------------------------

D. Bruce Sinclair,  Director, CEO, President, Director (2)4,369,555                      4.43%
Cameron A. Mingay, Secretary/Director (3)                   224,000                      0.23%
Gerry Chastelet, Director (4)                               175,000                      0.18%
John Curry, Director (5)                                    145,000                      0.15%
Dennis Wing, Director (4)                                   125,000                      0.13%
Charles Brown, Vice President, Sales & Marketing (6)        763,963                      0.79%
Jim Chinnick, Vice President, Engineering (7)               479,823                      0.49%
T. Scott Worthington, Vice-President & CFO (8)              992,136                      1.02%
                                                       ------------                    -------

All Directors and Executive Officers (8 persons)          7,274,477                      7.18%
                                                       ------------                   --------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 21, 2002 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of 1,090,611 shares of Common Stock, 1,200,000 shares, which are subject to an Escrow Agreement, dated March 16, 1998, as amended September 27, 1999, 505,611 shares issuable upon exercise of warrants and 1,573,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(3) Consists of 25,000 shares of Common Stock, 46,500 shares issuable upon exercise of warrants and 152,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(4) Consists of shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(5) Consists of 20,000 shares of Common Stock and 125,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(6) Consists of 75,628 shares of Common Stock, 126,402 shares issuable upon exercise of warrants and 561,933 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(7) Consists of 43,090 shares of Common Stock, 74,400 shares issuable upon exercise of warrants and 362,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

(8) Consists of 75,001 shares of Common Stock, 126,402 shares issuable upon exercise of warrants and 790,733 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 2001, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as disclosed in the 10 K filed by the Company for the year ended December 31, 2001.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit No.       Description.

3.1      Articles of Incorporation of the Company,  incorporated by reference to
         Exhibit 3.1 to a registration statement on Form S-18, File no. 33-25889-LA.
3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 6, 1997.
3.3 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 8, 1993, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the quarter ended September 30, 1994.
3.4 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on October 25, 1993, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No. 0-25680.
3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25, 1995, incorporated by reference to Exhibit 2(e) to a registration statement on Form 8-A, File No. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24, 1997, incorporated by reference to Exhibit 3.6 to Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 6, 1997.
3.7 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997, incorporated by reference to Exhibit 3.8 to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.
3.8 Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997, incorporated by reference to
         Exhibit 3.7 to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.
3.9 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997, incorporated by reference to
         Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on May 4, 1998.
3.10 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series C Voting 8% Convertible Preferred Stock, filed with the Nevada Secretary of State on June 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on June 18, 1998.
3.11 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on July 17, 2000, incorporated by reference to Appendix D on Form 14A filed with the Securities and Exchange Commission on May 25, 2000.
3.12 Certificate of Designation of Series D 5% Convertible Preferred Stock, incorporated by reference to Exhibit 10.5 to Form 8-K filed with the Securities and Exchanzge Commission on June 18, 2001.
10.1 Class G Common Stock Purchase Warrant dated December 15, 1998, incorporated by reference to Exhibit 4.9 to an annual report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 1, 1999.
10.2 _Common Stock Purchase Warrant dated December 29, 1998, incorporated by reference to Exhibit 4.10 to an annual report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 1, 1999.
10.3 Class H Common Stock Purchase Warrant dated June 1999, incorporated by reference to Exhibit 4.11 to a registration statement on Form S-3, File no. 333-82855, filed with the Securities and Exchange Commission on July 14, 1999.

10.4     Common Stock Purchase Warrant dated December 1999, incorporated by reference to Exhibit 4.13 to a registration statement on Form S-3, File no. 333-92591, filed with the Securities and Exchange Commission on December 10, 1999.
10.5     Class  J  Common  Stock  Purchase   Warrant  dated  December  8,  2000,
         incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.6     Class  K  Common  Stock  Purchase   Warrant  dated  December  8,  2000,
         incorporated by reference to Exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.7     Class  L  Common  Stock  Purchase   Warrant  dated  December  8,  2000,
         incorporated by reference to Exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.8 Class M Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 4.9 to a registration statement on Form S-3 filed with the Securities and Exchange Commission on December 28, 2000.
10.9     Share Exchange Agreement executed the May 13, 1997 between the
         Company and the shareholders of Major Wireless Communications Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 29, 1997.
10.10 Agreement Supplemental to the Share Exchange Agreement executed May 13, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 29, 1997.
10.11 Employee Stock Option (1997) Plan, incorporated by reference to Exhibit 99 to a registration statement on Form S-8 filed with the Securities and Exchange Commission on August 29, 1997.
10.12 Employment agreement between Bruce Sinclair and WaveRider Communications Inc., dated November 18, 1997, incorporated by reference to Exhibit 10.10 to an annual report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998.
10.13    Amendment  to  the  Share  Exchange   Agreement  dated  May  13,  1997,
         incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 4, 1998.
10.14 Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Exhibit 4.11 to a registration statement on Form S-8, filed with the Securities and Exchange Commission on May 13, 1998.
10.15    Share Sale and Subscription Agreement between WaveRider, ADE
         Network Technology Pty Ltd., Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 16, 2000.
10.16 Amendment #1 to Share Sale and Subscription Agreement between WaveRider, ADE Network Technology Pty Ltd., Philip William Anderson, Maureen Anderson and Wayne Anderson dated October 9, 2000, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on October 16, 2000.
10.17 Security Purchase Agreement between WaveRider and Capital Ventures International dated December 8, 2000, incorporated by reference to
         Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.18 Employment agreement between T. Scott Worthington and WaveRider dated January 5, 1998, incorporated by reference to Exhibit 10.19 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.19 Employment agreement between Charles W. Brown and WaveRider dated February 16, 1998, incorporated by reference to Exhibit 10.20 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.20 Employment agreement between James H. Chinnick and WaveRider dated January 4, 1999, incorporated by reference to Exhibit 10.21 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.21    Stock Purchase Agreement between WaveRider and Crescent
         International Inc. dated June 4, 2001, incorporated by reference to
         Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
10.22 Class N Common Stock Purchase Warrant dated June 4, 2001, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
10.23    Class O Common Stock  Purchase  Warrant,  incorporated  by reference to
         Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
10.24 Form of Unit Subscription Agreement dated October 2001, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.

10.25 Form of Series A Promissory Note dated October 19, 2001, incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.
10.26 Form of Common Stock Purchase Warrant dated October 2001, incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.
10.27    General Security Agreement between WaveRider and William E. Krebs dated October 19, 2001, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.28    General Security Agreement between WaveRider (Canada) and William
         E. Krebs dated October 19, 2001, incorporated by reference to Exhibit
         99.2 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.29 Guarantee by WaveRider (Canada) to William E. Krebs dated October 19, 2001, incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.30    Form of Subscription Rights Agreement between Corporate Stock
         Transfer, Inc. and WaveRider dated October 17, 2001, incorporated by reference to Exhibit 4.2 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.31 Warrant Agent Agreement between Corporate Stock Transfer, Inc. and WaveRider dated October 17, 2001, incorporated by reference to Exhibit
         4.4 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.32    Solicitation   Agent  Agreement  between  Gruntal  &  Co.,  L.L.C.  and
         WaveRider dated October 31, 2001,  incorporated by reference to Exhibit
         10.1 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.33 Agreement between WaveRider and Innisfree M&A Incorporated dated October 22, 2001, incorporated by reference to Exhibit 10.2 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.34
10.35 Key Bank National Association Escrow Agreement between WaveRider, Corporate Stock Transfer, Inc. and Key Bank National Association dated October 2001, incorporated by reference to Exhibit 10.3 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.36    Form of Common Stock  Purchase  Warrant,  incorporated  by reference to
         Exhibit 4.5 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

10.37 Form of Unit Purchase Warrant, incorporated by reference to Exhibit 4.6 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

21       *Subsidiaries

23.1     * Consent of PricewaterhouseCoopers LLP, independent accountants

(b)      Financial Statement Schedule

         *Valuation and qualifying accounts and reserves

(c)      Reports on Form 8-K

         October 11, 2001 - Regulation FD Disclosure - A brief description of WaveRider's shareholders' rights offering

         October 26, 2001 - Sales of Series "A" promissory notes

         November 8, 2001 - Sales of Series "A" promissory notes

                                                           Exhibit 21

SUBSIDIARIES

The company has a wholly-owned subsidiary, WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.) ACN 006 395 026, incorporated under the laws of the State of Victoria, Australia on April 1, 1985

The company has a wholly-owned subsidiary, WaveRider Communications (USA) Inc. (formerly TTI Merger, Inc.), incorporated under the laws of the State of Nevada, on May 19, 1999.

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

                                                        Exhibit 23.1

March 26, 2002




Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statements of WaveRider Communications Inc. on Form S-8 (File Nos 333-49464, 333-34647, 333-49454, 333-30140) and on Form S-3 (File Nos 333-70114, 333-52834,
333-70821) of our report dated February 15, 2002 (except for note 24 which is March 26, 2002) relating to the consolidated financial statements and consolidated financial statements schedules, which appears in this Form 10-K.




/s/ PricewaterhouseCoopers LLP

Chartered Accountants





Pricewaterhouse Coopers refers to the Canadian firm of Pricewaterhouse Coopers LLP and other members of the worldwide Pricewaterhouse Coopers organization.

                          WaveRider Communications Inc.
                 Valuation And Qualifying Accounts And Reserves
                        For The Years Ended December 31:

                                        Balance               Charges to                                              Balance
                                        Beginning              Costs and                                               at End
Description                             of Period              Expenses             Write-offs            Other       of Period
-------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

         2001                       $     591,877         $     532,842        $    (492,933)       $      3,684
$        635,410

         2000                              66,316               539,378              (13,817)                  -       591,877

         1999                               3,261                55,948                    -               7,107        66,316

Allowance for Deferred Income Taxes

         2001                       $  12,498,000         $   2,273,000        $           -        $          -  $ 14,771,000

         2000                           4,738,000             7,760,000                    -                   -    12,498,000

         1999                           2,290,000             2,448,000                    -                   -     4,738,000


                           CONSOLIDATED FINANCIAL STATEMENTS

                           WaveRider Communications Inc.


                           TORONTO, ONTARIO, CANADA

                           DECEMBER 31, 2001









1. REPORT OF INDEPENDENT ACCOUNTANTS

2. CONSOLIDATED BALANCE SHEETS

3. CONSOLIDATED STATEMENTS OF LOSS

4. CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

5. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
   COMPREHENSIVE INCOME (LOSS)

6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Shareholders of WaveRider Communications Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the financial position of WaveRider Communications Inc. (the "Company") as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule listed in the index appearing under Item 14(b) on page 30 presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP

February 15, 2002 (except for Note 24 which is March 26, 2002)

WaveRider Communications Inc.
CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                          2001             2000
ASSETS

Current
    Cash and cash equivalents                                                      $   2,244,625     $   7,720,902
    Accounts receivable                                                                  898,432         1,996,473
    Due from contract manufacturers                                                       41,295         1,127,792
    Inventories                                                                        1,402,703         2,193,502
    Current portion of notes receivable                                                   32,800                 -
    Prepaid expenses and other assets                                                    297,282           983,361
                                                                                   -------------------------------

                                                                                       4,917,137        14,022,030

Notes receivable                                                                          32,801                 -
Property, plant and equipment                                                          1,671,088         2,395,373
Acquired labor force                                                                      98,949           400,659
Goodwill                                                                               3,898,528         4,114,983
                                                                                   -------------------------------

                                                                                   $  10,618,503    $   20,933,045
                                                                                   ===============================
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   2,314,920    $    4,372,365
    Consideration payable on business combination                                        105,256         1,621,917
    Promissory notes                                                                     168,893                 -
    Deferred revenue                                                                     265,505           423,677
    Current portion of obligation under capital lease                                    131,145           272,851
                                                                                   -------------------------------

                                                                                       2,985,719         6,690,810

Convertible promissory notes                                                                   -         1,835,299
Obligation under capital lease                                                            36,312           224,347
                                                                                   -------------------------------

                                                                                       3,022,031         8,750,456
SHAREHOLDERS' EQUITY

Preferred Stock, $0.001 par value per share:
    issued and outstanding 29,000 shares in 2001 and nil shares in 2000.                     290                 -
Common Stock, $0.001 par value per share:
    issued and outstanding - 72,973,681 shares in 2001 and 55,121,898
     shares in 2000                                                                       72,974            55,122
Additional paid-in capital                                                            65,830,352        46,014,398
Other equity                                                                          13,748,732        15,482,719
Accumulated other comprehensive income (loss)                                           (104,586)           44,858
Accumulated deficit                                                                  (71,951,290)      (49,414,508)
                                                                                   --------------------------------

                                                                                       7,596,472        12,182,589

                                                                                   $  10,618,503    $   20,933,045

                                                                                   ===============================

Commitments and Contingencies (Note 16)

Approved by the Board   /s/ D.B. Sinclair             /s/ John E. Curry
                        ----------------               -----------------
                        D.B. Sinclair, Director        John E. Curry, Director


REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF LOSS


                                                                                 Years ended December 31
                                                                              2001         2000             1999
REVENUE

Product sales                                                          $    6,005,653   $     3,592,253   $  1,519,469
Service sales                                                               1,798,364           540,739        196,576
                                                                       -----------------------------------------------

                                                                            7,804,017         4,132,992      1,716,045
COST OF PRODUCT AND INTERNET SALES

Product sales                                                               5,519,604         4,983,048      1,225,194
Service sales                                                                 436,891           256,000         69,621
                                                                       -----------------------------------------------

                                                                            5,956,495         5,239,048      1,294,815
                                                                       -----------------------------------------------

GROSS MARGIN                                                                1,847,522        (1,106,056)       421,230
                                                                       -----------------------------------------------

EXPENSES

Selling, general and administration                                         8,239,747         8,605,887      4,634,505
   Employee stock-based compensation                                          812,200       10,386,498         482,763
Research and development                                                    4,471,567         6,127,360      2,319,707
   Employee stock-based compensation                                                -         1,978,679          7,007
Depreciation and amortization                                               3,533,438         2,164,638        736,875
Bad debt expense                                                              532,842           539,379         55,948
Write-down of acquired labor force                                            155,050                 -              -
Impairment of assets                                                                -         1,028,430              -
Interest expenses                                                           5,493,373           274,347        184,371
Interest income                                                               (96,045)         (581,614)       (48,096)
                                                                       -----------------------------------------------

                                                                           23,142,172        30,523,604      8,373,080
                                                                       -----------------------------------------------

NET LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                  (21,294,650)      (31,629,660)    (7,951,850)

DEFERRED INCOME TAX RECOVERY                                                        -           157,045        504,000
                                                                       -----------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                        (21,294,650)      (31,472,615)    (7,447,850)

LOSS ON EXTINGUISHMENT OF DEBT                                               (198,300)                -              -
                                                                       -----------------------------------------------

NET LOSS                                                               $  (21,492,950)  $   (31,472,615)  $ (7,447,850)
                                                                       ===============================================

BASIC AND DILUTED LOSS PER SHARE
   BEFORE EXTRAORDINARY ITEM                                           $       (0.371)  $         (0.59)  $      (0.25)
                                                                       ===============================================

BASIC AND DILUTED LOSS PER SHARE
   FOR EXTRAORDINARY ITEM                                              $       (0.003)  $             -   $          -
                                                                       ===============================================

BASIC AND DILUTED LOSS PER SHARE                                       $       (0.374)  $         (0.59)  $      (0.25)
                                                                       ===============================================

Weighted Average Number of Common Shares                                   60,269,617        53,203,750     34,258,565
                                                                       ===============================================

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year ended December 31
                                                                         2001             2000             1999
OPERATING

Net loss                                                             $ (21,492,950)  $(31,472,615)   $   (7,447,850)
Items not involving cash
  Amortization of goodwill and acquired labor force                      2,385,495      1,455,305           409,539
  Depreciation                                                           1,147,943        709,333           327,336
  Write down of acquired labor force                                       155,050              -                 -
  Extension of Employee Stock Option (1997) plan                                 -     11,099,858                 -
  Charges for issuance of options and warrants                             385,940        645,120           463,273
  Non-cash financing expenses                                            5,410,846        255,387                 -
  Compensatory shares released from escrow to employee                     629,000        712,500                 -
  Compensatory shares issued to employees                                                       -           457,007
  Write-off of acquired core technologies and goodwill                           -      1,028,430                 -
  Write-off of inventories                                                       -      1,568,739                 -
  Bad debt expense                                                         532,842        539,379            55,948
  Deferred income tax recovery                                                           (157,045)         (504,000)
  Unrealized foreign exchange (gain) loss                                 (46,781)         19,150            22,044
  Loss on extinguishments of debt                                          198,300              -                 -
Net changes in non-cash working capital items                              345,826     (3,671,541)         (907,113)
                                                                     -----------------------------------------------

                                                                       (10,348,489)   (17,268,000)       (7,123,816)
                                                                     -----------------------------------------------
INVESTING

Acquisition of property, plant and equipment                              (301,843)    (1,474,040)         (376,767)
Purchase of notes                                                          (65,601)             -                 -
Purchase of Transformation Techniques Inc.                                       -              -          (655,288)
Purchase of ADE Network Technology Pty. Ltd.                              (567,372)      (492,082)               -
                                                                      ---------------------------------------------

                                                                          (934,816)    (1,966,122)       (1,032,055)
                                                                      ----------------------------------------------
FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                       5,100,939     16,757,800        10,909,353
Proceeds from sale of promissory notes                                     999,500              -                 -
Proceeds from sale of convertible promissory notes (net of issue fees)           -      4,818,000                 -
Dividends on preferred shares                                                    -        (31,109)         (158,144)
Payments on capital lease obligations                                     (295,056)      (132,753)         (105,848)
                                                                      ----------------------------------------------

                                                                         5,805,383     21,411,938        10,645,361
                                                                      ---------------------------------------------

Effect of exchange rate changes on cash                                      1,645          2,169             4,170
                                                                      ---------------------------------------------

Increase in cash and cash equivalents                                   (5,476,277)     2,179,985         2,493,660

Cash and cash equivalents, beginning of year                             7,720,902      5,540,917         3,047,257
                                                                      ---------------------------------------------

Cash and cash equivalents,  end of year                               $  2,244,625   $  7,720,902    $    5,540,917
                                                                      =============================================

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Years ended December 31

                                                                                                   Additional

                                                        Common Shares           Preferred Shares     Paid-in          Share
                                                      Number     Par Value     Number   Par Value    Capital         Capital
                                                  ---------------------------------------------------------------------------------

December 31, 1998                                    31,501,481     $ 31,501    800,000      $ 800   10,817,075    $ 10,849,376

Issuances  (Notes 15B(iv), (vii), (viii), (ix)
  (x)                                                10,857,766       10,858                         10,026,885      10,037,743
Conversions & exercises (Notes 15B(i), (iii),
   15E                                                  441,440          441    (36,000)       (36)     322,933         323,338
Release of shares from escrow (Note 15B(ii))            450,000          450                            533,925         534,375
Issue for purchase of subsidiary (Note 15B(vi))         384,588          385                            441,615         442,000
Issued as compensation (Note 15F)                       267,870          268                            456,739         457,007
Compensatory options to employees (Note 15E)
Options to non-employees (Note 15E)                                                                                        -
Dividends on preferred shares                                                                                              -
Net loss                                                                                                                   -
                                                   ---------------------------------------------------------------------------------
December 31, 1999                                    43,903,145     $ 43,903    764,000      $ 764  $22,599,172    $ 22,643,839

Extension of option plan (Note 15E)
Issuances  (Notes 14, 15B(ix), (x))                   1,437,036        1,437                          1,495,031       1,496,468
Conversions & exercises (Notes 15B(iii), (iv),        8,881,717        8,882   (764,000)      (764)  18,714,845      18,722,963
  (vii), (viii), (ix), (x), 15E)
Release of shares from escrow (Note 15B(ii))            900,000          900                          3,205,350       3,206,250
Compensatory options to employees (Note 15E)
Options to non-employees (Note 15E)
Dividends on preferred shares
Beneficial conversion (Note 14)
Cumulative Translation Adjustments
Net loss
Comprehensive net loss
                                                   ---------------------------------------------------------------------------------
December 31, 2000                                    55,121,898     $ 55,122          -        $ -  $46,014,398    $ 46,069,520

Issuances  (Notes 13, 15B(xii), (xiii), (xiv),
 (xv), 15G)                                           8,300,837        8,301     30,000        300    5,287,540       5,296,141
Conversions & exercises (Notes 13, 14, 15B(xiii)
 (xv), 15E)                                          6,300,946        6,301     (1,000)       (10)   8,367,836       8,374,127
Release of shares from escrow (Note 15B(ii))         2,250,000        2,250                          2,828,250       2,830,500
Issue for purchase of subsidiary (Note 3)            1,000,000        1,000                            972,161         973,161
Expiration of warrants (Notes 14, 15B(x))                                                              772,818         772,818
Compensatory options to employees (Note 15E)                                                                              -
Options to non-employees (Note 15E)                                                                                       -
Amendment to conversion price (Note 14)                                                              1,144,654       1,144,654
Beneficial conversion (Notes 13, 14, 15B(xiii))                                                        442,695         442,695
Cumulative Translation Adjustments                                                                                     -
Net loss
Comprehensive net loss                                                                                                 -
                                                   ---------------------------------------------------------------------------------
December 31, 2001                                   72,973,681     $ 72,974     29,000      $ 290  $65,830,352    $ 65,903,616
                                                   =================================================================================



WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Years ended December 31 (con't)
                                                                                                             Accumulated
                                                                                                             Other
                                                            Warrants                     Other               Comprehensive
                                                     Number       Amount     Other      equity     Deficit   Income (Loss)  Total
                                                 ----------------------------------------------------------------------------------

December 31, 1998                                 2,380,000   $1,297,434   $ 206,348 $ 1,503,782  $ (9,254,790)          $3,098,368

Issuances  (Notes 15B(iv), (vii), (viii), (ix)
  (x))                                             4,309,629    2,063,717               2,063,717    (1,050,000)          11,051,460
Conversions & exercises (Notes 15B(i),
  (iii), 15E)                                       (30,000)      (5,717)    (99,630)   (105,347)                           217,991
Release of shares from escrow (Note 15B(ii))                                                                                534,375
Issue for purchase of subsidiary (Note 15B(vi))                                                                             442,000
Issued as compensation (Note 15F)                                                                                           457,007
Compensatory options to employees (Note 15E)                                  32,763      32,763                             32,763
Options to non-employees (Note 15E)                                           70,412      70,412                             70,412
Dividends on preferred shares                                                               -         (158,144)            (158,144)
Net loss                                                                                    -       (7,447,850)          (7,447,850)
                                                 -----------------------------------------------------------------------------------
December 31, 1999                                 6,659,629   $3,355,434   $ 209,893 $ 3,565,327  $(17,910,784)          $8,298,382

Extension of option plan (Note 15E)                                       11,099,858  11,099,858                         11,099,858
Issuances  (Notes 14, 15B(ix), (x))               9,334,970    2,250,180               2,250,180                          3,746,648
Conversions & exercises (Notes 15B(iii), (iv),   (6,466,350)  (3,311,347)   (678,024) (3,989,371)                        14,733,592
  (vi),(viii), (ix), (x), 15E)
Release of shares from escrow (Note 15B(ii))                                                   -                          3,206,250
Compensatory options to employees (Note 15E)                                 552,819     552,819                            552,819
Options to non-employees (Note 15E)                                           92,301      92,301                             92,301
Dividends on preferred shares                                                               -          (31,109)             (31,109)
Beneficial conversion (Note 14)                                            1,911,605   1,911,605                          1,911,605
Cumulative Translation Adjustments                                                                               44,858      44,858
Net loss                                                                                           (31,472,615)         (31,472,615)
Comprehensive net loss                                                                      -                           (31,427,757)
                                                 ----------------------------------------------------------------------------------
December 31, 2000                                 9,528,249   $2,294,267 $13,188,452  15,482,719  $(49,414,508)$ 44,858 $12,182,589

Issuances  (Notes 13, 15B(xii), (xiii), (xiv),
  (xv), 15G)                                     11,478,684    1,170,383               1,170,383                          6,466,524
Conversions & exercises (Notes 13, 14, 15B(xiii)
  (xv), 15E)                                      1,343,480     (593,274) (2,068,665) (2,661,939)                         5,712,188
Release of shares from escrow (Note 15B(ii))                                                   -                          2,830,500
Issue for purchase of subsidiary (Note 3)                                                      -                            973,161
Expiration of warrants (Notes 14, 15B(x))        (6,507,960)    (772,818)               (772,818)
Compensatory options to employees (Note 15E)                                 183,200     183,200                            183,200
Options to non-employees (Note 15E)                                           85,612      85,612                             85,612
Amendment to conversion price (Note 14)                          113,781                 113,781                          1,258,435
Beneficial conversion (Notes 13, 14, 15B(xiii))                              147,794     147,794    (1,043,832)            (453,343)
                                                                                                                       ----------
Cumulative Translation Adjustments                                                          -                  (149,444)   (149,444)
Net loss                                                                                           (21,492,950)         (21,492,950)
                                                                                                                       ------------
Comprehensive net loss                                                                      -                           (21,642,394)

                                                 ----------------------------------------------------------------------------------
December 31, 2001                                15,842,453   $2,212,339 $11,536,393  $13,748,732 $(71,951,290)(104,586) (7,596,472)
                                                 ==================================================================================





                                   36 (con't)

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999


1.       NATURE OF OPERATIONS

WaveRider Communications Inc. was incorporated in 1987 under the laws of the state of Nevada.

The Company develops and markets wireless data communications products throughout the world, focusing on Internet connectivity. The Company's primary markets are telecommunications companies and Internet Service Providers (ISPs) supplying high-speed wireless Internet connectivity to their customers. A significant secondary market is that of Value Added Resellers, to allow them to supply their customers with wireless connectivity for local area networks.

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; WaveRider Communications (Australia) Pty Ltd (formerly known as ADE Network Technology Pty Ltd.) ("ADE"), an Australian Corporation, WaveRider Communications (USA) Inc., a Nevada Corporation, WaveRider Communications (Canada) Inc., a British Columbia company and JetStream Internet Services Inc., a British Columbia company.

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates.

Revenue recognition and deferred revenue - The Company complies with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and related communiques; SAB No. 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission (SEC).

Revenue for product sales to end-user and Value-Added Reseller customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is reasonably assured. Delivery occurs when the product is shipped, except when the terms of a specific contract include substantive customer acceptance.

Revenue from maintenance is recognized ratably over the term of the contract. Revenue from installation and consulting services is recognized as earned and the associated costs and expenses are recognized as incurred. In cases in which extended warranty, maintenance or installation services are bundled with the sale of the product, the Company unbundles these components and defers the recognition of revenue for the services at the time the product sales revenue is recognized, based upon the verifiable objective evidence of the service element. Revenue from rentals and operating leases is recognized monthly as the fees accrue.

Fees billed for internet services on long-term service contracts are recognized over the period of the contracts.

Financial instruments - Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets. However, the Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures. The Company seeks to limit its exposure to credit risks in any single country or region.

By virtue of its international operations, the Company is exposed to fluctuations in currency. The Company manages its exposure to these market risks through its regular operating and financing activities. The Company is subject to foreign currency risk on its Canadian and Australian business activities.

The fair values of cash and cash equivalents, accounts receivable, due from contract manufacturers, current notes receivable, accounts payable and current liabilities approximate their recorded amounts because of their short term to realization of settlement.

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

Computer software                             3 years
Computer equipment                            4 years
Lab equipment and tools                       4 years
Equipment and fixtures                        5 years
Assets held for lease                         5 years
Leasehold improvements     over the term of the lease or estimated useful lives

The change in policy had no significant effect in fiscal 2000 or prior periods on reported amounts for depreciation.

Foreign currency translation - The Company's functional currency is the US dollar, except as noted below. Foreign denominated non-monetary assets, liabilities and operating items of the Company are measured in US dollars at the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing on the consolidated balance sheet dates.

 The functional currency of ADE, the Company's subsidiary in Australia, is Australian dollars. Accordingly, ADE's assets and liabilities are translated into US dollars using the rate of exchange in effect on the balance sheet dates, whereas ADE's revenues, expenses, gains and losses are translated at the average rate of exchange in effect throughout the reporting period. Resulting translation adjustments are included as a separate component of comprehensive income within shareholders' equity in the accompanying consolidated financial statements.

Income taxes - Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the income tax rates and laws currently enacted. Valuation allowances are established, when necessary, to reduce deferred income tax assets when realization is not more likely than not.

Stock options - The Company applies SFAS No. 123, together with APB No. 25 as permitted under SFAS No. 123, in accounting for its stock option plan.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statements of loss over the option vesting period or upon meeting certain performance criteria. In accordance with SFAS No. 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statements of loss in the period in which the services are rendered. Fair values of stock options are determined using the Black-Scholes option-pricing model.

Research and development costs - Research and development costs are charged to expense as incurred.

Acquired core technologies - Acquired core technologies are recorded at cost and amortized over their estimated useful lives using the straight-line method.

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

Comprehensive income (loss) - Under SFAS No. 130, the Company presents comprehensive income (loss), in addition to net income (loss) in the accounts. Comprehensive loss differs from net loss as a result of foreign currency translation adjustments. Accumulated other comprehensive income (loss) is included in the consolidated statements of shareholders' equity and reflects the cumulative effect of other comprehensive income (loss) excluded from net income
(loss) as reported in the consolidated statements of income (loss).

Recently issued accounting standards - SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, acquired labor force would be reclassified as goodwill and amortization of goodwill will cease upon adoption of that statement. SFAS No. 142 will be applicable for fiscal years beginning after December 15, 2001. Had this standard been applied January 1, 2001 the amortization of goodwill and acquired labor force in the amount of $2,385,495 would not have been charged to the consolidated statement of loss. The Company has not yet assessed whether there is an impairment under the new standard and have until June 30, 2002 to make such assessment.

3.       ACQUISITION OF SUBSIDIARIES

WaveRider Communications (Australia) Pty Ltd. - Effective October 1, 2000, the Company acquired ADE Network Technology Pty Ltd. of Melbourne, Australia, ("ADE") a privately-held wireless infrastructure company. The Company undertook this acquisition to provide a sales presence in Australia and South East Asia. Subsequently, ADE changed its name to WaveRider Communications (Australia) Pty Ltd.

Under the terms of agreement, the Company committed to pay a minimum of $2,227,000 ($4,000,000 Australian) in 4 equal quarterly installments commencing on the closing date. In addition, the former shareholders of ADE could receive up to $501,000 ($900,000 Australian) additional consideration based on 40% of any revenue in excess of $4,175,000 ($7.5 Million Australian) earned by ADE during the year ended September 30, 2001.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

Payment of the first two installments of $1,000,000 Australian each was made in cash. On April 1, 2001, the Company issued 298,706 shares of common stock in consideration of the third installment and, on July 1, 2001, the Company issued 520,163 shares of common stock in consideration of the fourth installment. On December 18, 2001, the Company issued 181,131 shares of common stock in consideration of deficiencies in the fourth installment. Subsequent to the year end, on January 7, 2002, the Company paid $105,256 in cash for the final consideration owing. The shares issued and cash paid to fund deficiencies were recorded against additional paid in capital.

The transaction, accounted for as a purchase, is summarized as follows:

         Current assets                                                                 $     1,038,352
         Fixed assets                                                                           271,537
         Current liabilities                                                                 (1,160,762)
         Non-current liabilities                                                               (199,825)
                                                                                        ----------------

         Net liabilities assumed                                                                (50,698)
         Expenses incurred on acquisition                                                       (51,237)
         Acquired labor force                                                                   425,000
         Deferred income tax liability                                                         (153,000)
         Goodwill                                                                             1,917,917
                                                                                        ---------------

         Purchase price                                                                 $     2,087,982
                                                                                        ===============

         Cash paid on closing                                                           $       553,065
         Cash paid in installments                                                              567,372
         Issuance of shares - 1,000,000 shares of common stock                                  973,161
         Balance due at December 31, 2001                                                       105,256
                                                                                        ---------------

                                                                                              2,198,854

         Less: Interest paid                                                                    110,872
                                                                                        ---------------

         Total consideration given                                                      $     2,087,982
                                                                                        ===============

The cash effect of this transaction is summarized as follows:

         Bank indebtedness assumed                                                      $        75,631
         Cash paid on closing                                                                   553,065
         Cash acquired                                                                         (136,614)
                                                                                        ---------------

         Net cash paid to December 31, 2000                                             $       492,082
                                                                                        ===============

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1999:

                                                                               2000             1999
                                                                       --------------------------------
                                                                         (unaudited)        (unaudited)

Pro forma consolidated revenue                                         $     7,276,639  $     5,883,252
                                                                       ================================

Pro forma consolidated net loss                                        $  (32,529,320)  $    (8,188,491)
                                                                       =================================

Pro forma consolidated basic and diluted loss per share                $        (0.61)  $        (0.27)
                                                                       ================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

As a result of the reduction of approximately half the staff of ADE, on September 24, 2001, the Company wrote down the acquired labor force resulting from the acquisition of ADE, in the amount of $155,050.

WaveRider Communications (USA) Inc. - In December 2000, the Company determined that there was significant impairment of its investment in WaveRider Communications (USA) Inc. and, accordingly, wrote off a number of assets relating to this acquisition (Note 4 - Impairment of Assets).

Effective June 11, 1999, the Company acquired, through a merger with the Company's newly formed subsidiary, TTI Merger Inc., all of the issued and outstanding shares of Transformation Techniques, Inc. ("TTI"). Subsequently, the subsidiary changed its name to WaveRider Communications (USA) Inc.

TTI was a designer and manufacturer of wireless radio frequency communications systems, offering wireless data, bridging and LAN connectivity systems in both licensed and unlicensed frequencies. It had product design, manufacturing and head office facilities in Cleveland, Ohio as well as sales and support operations in California and Louisiana.

The transaction, accounted for as a purchase, is summarized as follows:


Other current assets                                                                                $      345,265
Bank indebtedness                                                                                         (401,303)
Accounts payable and accrued liabilities                                                                  (593,582)
Deferred income tax liability                                                                             (504,000)
                                                                                                    ---------------
Net liabilities assumed                                                                                 (1,153,620)
Goodwill                                                                                                   504,000
Acquired core technologies                                                                               1,444,605
                                                                                                    --------------

Purchase price                                                                                      $      794,985
                                                                                                    ==============

Cash paid on closing                                                                                $      253,985
Issuance of shares, including reset shares issued pursuant to certain market value
share performance provisions -                                                                             384,588
shares of common stock                                                                                     442,000
Note payable, included in accounts payable and accrued liabilities                                          99,000
                                                                                                    --------------

Total consideration given                                                                           $      794,985
                                                                                                    ==============

The cash effect of this transaction is summarized as follows:

Bank indebtedness assumed                                                                           $      401,303
Cash paid on closing                                                                                       253,985
                                                                                                    --------------

Net cash paid to December 31, 2000                                                                  $      655,288
                                                                                                    ==============

The following summarizes certain supplementary pro forma disclosure assuming that the acquisition had occurred at the beginning of 1998:

                                                                                                           1999
                                                                                                   ----------------
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
                                                                                                   =================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

4.       IMPAIRMENT OF ASSETS

During the fourth quarter of fiscal 2000, it was determined that products built from technologies acquired from TTI in 1999 did not meet customers' expectations under certain operating conditions and that these technologies, in fact, could not be remedied.

Accordingly, the Company developed replacement technologies and abandoned the TTI technologies. All TTI amounts carried on the Company's balance sheet have appropriately been written off, and related costs recorded, as follows:


Write off of acquired core technology                                                              $     762,430
Write off of goodwill                                                                                    266,000
                                                                                                   -------------

Impairment of assets recorded in operating expenses                                                $   1,028,430

                                                                                                   =============

In addition, the Company recorded in cost of goods sold, inventory write downs and warranty provisions during fiscal 2000 in the amount of $1,568,739.

5.       ACCOUNTS RECEIVABLE

                                                                                       2001                  2000
                                                                                ----------------------------------

Accounts receivable - trade                                                     $    1,370,805     $      2,453,565
Other receivables                                                                     163, 037             134,785
Allowance for doubtful accounts                                                       (635,410)            (591,877)
                                                                                ------------------------------------

                                                                                $     898,432      $      1,996,473
                                                                                ===================================
6.       INVENTORIES
                                                                                       2001                  2000
                                                                                ---------------------------------

Finished products                                                               $      959,786     $       1,116,651
Raw materials                                                                          442,917             1,076,851
                                                                                ------------------------------------

                                                                                $    1,402,703     $       2,193,502
                                                                                ====================================

7.       NOTES RECEIVABLE

On February 28, 2001, the Company purchased a promissory note from Platinum Communications Corporation ("Platinum") in the amount of approximately $65,601 (Can $100,000). The note is secured by a fixed charge over certain assets of Platinum, bears interest at Canadian prime rate plus 2% and is repayable in 20 equal monthly installments commencing March 1, 2002.

8.       PREPAID EXPENSES AND OTHER ASSETS

                                                                                       2001                  2000
                                                                                ---------------------------------

Prepaid expenses                                                                $      297,282     $         430,914
Call option                                                                                  -               408,795
Deferred financing expense                                                                   -               143,652
                                                                                ------------------------------------

                                                                                $      297,282     $         983,361
                                                                                ====================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

9.       PROPERTY, PLANT AND EQUIPMENT

c
                                                                   Net Book                                     Net Book
                                                     Accumulated     Value                        Accumulated     Value
                                          Cost      Depreciation     2001               Cost     Depreciation     2000
                                     -------------------------------------------------------------------------------------

Computer software                     $ 1,218,946  $   900,290  $   318,656        $  1,162,873  $    498,515 $    664,358
Computer equipment                      1,242,779      694,521      548,258           1,198,592       426,399      772,193
Lab equipment and tools                   972,567      591,272      381,295             840,922       375,637      465,285
Equipment and fixtures                    459,745      223,632      236,113             581,255       186,763      394,492
Assets held for lease                     184,697       11,735      172,962                   -             -            -
Leasehold improvements                    163,049      149,245       13,804             193,867        94,822       99,045
                                     -------------------------------------------------------------------------------------

                                     $  4,241,783  $ 2,570,695  $ 1,671,088        $ 3,977,509   $  1,582,136 $  2,395,373
                                     =====================================================================================

Computer software includes $1,714 (2000 - $5,141) net of accumulated depreciation of $8,568 (2000 - $5,141), Computer equipment includes $127,959 (2000 - $183,968) net of accumulated depreciation of $83,570 (2000 - $30,688),
Lab Equipment and tools includes $138,226 (2000 - $ 211,231) net of accumulated depreciation of $212,359 (2000 - $125,123) and Equipment and fixtures includes $90,935 (2000 - $230,403) net of accumulated depreciation of $65,548 (2000 -
$71,386) related to capital leases.

The assets held for lease consist of a communication tower and wireless communications equipment which has been leased to a customer on a fixed three-year term. The minimum lease payments receivable under the contracts are $34,750 in 2002, $34,750 in 2003 and $22,900 in 2004.


10.      ACQUIRED LABOR FORCE

                                                                                       2001              2000
                                                                                -----------------------------------

Cost (Note 3)                                                                   $      169,627       $     436,076
Less: Accumulated amortization                                                          70,678              35,417
                                                                                ----------------------------------

                                                                                $       98,949       $     400,659
                                                                                ==================================
11.      GOODWILL

                                                                                       2001              2000
                                                                                -----------------------------------

Cost (Notes 3, 4 and 15B(ii))                                                   $    7,112,200       $   5,070,449
Less: Accumulated amortization                                                       3,213,672             955,466
                                                                                ----------------------------------

                                                                                $    3,898,528       $   4,114,983
                                                                                ==================================

12.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                                                       2001              2000
                                                                                -----------------------------------

Accounts payable                                                                 $    1,528,810      $   2,006,608
Accrued liabilities                                                                     479,221          1,449,700
Accrued salaries and benefits                                                           208,734            558,276
Accrued warranty provision                                                               98,155            240,045
Put option (Note 14)                                                                          -            117,736
                                                                                ----------------------------------

                                                                                $     2,314,920      $   4,372,365
                                                                                ==================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

13.      PROMISSORY NOTES

On October 19, 2001, the Company issued promissory notes in the aggregate principal amount of $834,500 and 1,794,175 common stock purchase warrants to the Company's senior management team, certain directors and significant accredited shareholders and received cash proceeds of $834,500. On November 5, 2001, the Company issued, in connection with a second closing, promissory notes in the aggregate principal amount of $165,000 and 354,750 common stock purchase warrants to certain significant accredited shareholders and received cash proceeds of $165,000. The notes bear an interest rate of 8%, compounded annually and are repayable on October 19, 2002. The promissory notes, which have a general security interest over the Company's assets, may be redeemed in whole or in part at any time by the Company subject to payment of accrued interest and a repayment premium of 15% of the outstanding principal.

The warrants are exercisable at a price of $0.50 for a period of five years, have registration rights, a cashless exercise feature and, in addition to regular terms and conditions, have a special adjustment clause in the event of a consolidated or reverse split of the Company's common stock.

The net proceeds of the transaction have been allocated to the primary financial instruments as follows:

      Promissory notes                    $    759,620
      Class O warrants                         239,880
                                          ------------

      Net cash proceeds                   $    999,500
                                          ============

Under the terms of the notes, if, prior to maturity, the Company makes an offering of its securities, the investors have the option and right to participate in the offering to the extent of the value of their note plus accrued but unpaid interest and the 15% repayment premium. With the completion of the Company's shareholders' rights offering, on December 14, 2001, (see "Shareholders' Rights Offering" under Shareholders' Equity) the beneficial conversion feature ("BCF"), in the amount of $442,695, embedded in the promissory notes was calculated and measured using the intrinsic value of the feature based on the most beneficial conversion available to the investors was recorded as a reduction of the promissory notes and an increase in accumulated paid in capital.

On December 14, 2001, the senior management and directors of the Company, and certain other holders, returned their notes in exchange for participation in the Company's shareholders' rights offering. Included in the exchange was the nominal value of the notes, in the amount of $567,000, and accrued interest and repayment premium, in the amount of $87,259. As a result of the exchange, the promissory notes returned, which had a book value of $200,665, were accreted to the nominal value, which resulted in a financing expense of $366,335, and with the interest and repayment premium were transferred to share capital.

If, prior to maturity, the Company makes a further offering of its securities, completes a financing with net proceeds of more than $5 million or enters into a business combination with another company such that the resulting entity will have more than $5 million in working capital, the remaining investors have the right to demand repayment, including principal, all accrued interest and the repayment premium, or participation in the offering.

During the year ended December 31, 2001, $37,120 and $23,896 were charged to the consolidated statements of loss for accretion of the promissory notes and accrual of interest and repayment premium, respectively, for the notes that were not returned. At December 31, 2001, the outstanding nominal value of the remaining notes was $432,500.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

14.      CONVERTIBLE PROMISSORY NOTES

On December 8, 2000, the Company issued convertible promissory notes in the aggregate principal amount of $5,000,000 to Capital Ventures International ("CVI") and received cash proceeds of $5,000,000, less cash fees of $182,000 and warrants valued at $23,680. The notes bore an interest rate of 6%, compounded annually and were repayable on December 8, 2002, if not converted prior to that date. In connection with the private placement, the Company also issued to CVI Series J and Series K warrants to purchase up to 2,461,538 and 5,907,692 shares of common stock at an exercise price of $3.35 per share and $2.539 per share, respectively. The Series J warrants have a term of five years and contain a cashless exercise feature.

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

In connection with the sale to CVI, the Company agreed to pay Avondale Capital Partners Inc. ("Avondale") a fee equal to 2% of the total aggregate amount financing received by the Company pursuant to the Securities Purchase Agreement, to a maximum fee of $400,000 plus 50,000 Series M warrants, for its involvement as a consultant in connection with the Securities Purchase Agreement. Upon the First Closing, the Company issued to Avondale Series M warrants to purchase 25,000 shares of common stock at an exercise price of $3.05 per share, which expire on December 8, 2005. The fair value of $23,680 for the warrants has been included in the cost of financing.

The net proceeds of the transaction were allocated to the primary financial instruments, as follows:

      Convertible promissory notes              $  1,732,346
      Beneficial conversion feature                1,911,605
      Series J warrants                            1,195,663
      Series K warrants                              503,097
      Series M warrants                               23,680
      Put option                                     117,736
      Call option                                   (516,229)
      Deferred financing costs                      (149,898)
                                                -------------

      Net cash proceeds                         $  4,818,000
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

On March 14, 2001, CVI exercised their right to convert promissory notes in the principal amount of $4,550,000, with a book value of $3,481,699, plus interest of $72,800, for 3,101,249 shares of common stock of the Company. As result, $1,739,560 of the beneficial conversion feature was transferred from other equity to additional paid in capital.

During the second quarter of 2001, CVI informed the Company that it was waiving its option to purchase an additional $7,000,000 worth of shares of common stock. As a result, the Company entered into a separate sale of Convertible Preferred Stock (see "Issue of Convertible Preferred Stock" under Shareholders' Equity).

The sale of the convertible preferred stock triggered the repricing provisions of the CVI convertible promissory notes and warrant agreements. Accordingly, the conversion rate of the convertible promissory notes was reduced from $1.49 to $1.455 and the exercise prices of the Series J and Series K warrants were reduced from $3.35 and $ 2.539 to $2.80 and $2.48 respectively.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

The adjustment to the conversion price of the convertible promissory notes resulted in a decrease in the fair value of the convertible promissory notes and an increase in other equity in the amount of $147,794. In addition, the fair value of $113,781 for the changes in the exercise prices of the warrants has been expensed in the cost of financing.

The balance of the promissory notes was converted on December 14, 2001 in conjunction with the Company's shareholders' rights offering. In consideration of the Company allowing CVI to convert into the shareholders' rights offering, CVI returned 1,500,000 Series J warrants for cancellation. As a result, the Company recorded a loss on extinguishment of debt in the amount of $198,300 and the remaining $319,839 of the beneficial conversion feature was transferred from other equity to additional paid in capital. The 5,907,692 Series K warrants, valued at $530,036, had a one-year term and expired unexercised.

During the year ended December 31, 2001, $3,024,445, $1,144,654 and $85,520 were charged to the statement of loss relating to the accretion of interest expense, the adjustment of the conversion price and accrual of interest, respectively.
The convertible promissory note was being accreted over the period to its redemption date of December 7, 2002.

The Call Option was amortized over the period of the option and for the year ended December 31, 2001 $408,796 (2000 -$107,433) was charged to the consolidated statements of loss. The Put Option, of $117,736, was credited to the consolidated statements of loss upon its expiration in 2001.

15.      SHARE CAPITAL

A        Authorized share capital

         Preferred shares issuable in series, par value of $0.001 - 5,000,000 shares Common shares, par value of $0.001 - 200,000,000 shares

B        Issued share capital

i) Common share units - On February 16, 1998, the Company issued 500,000 common share units, at a price of $1.00 per unit, for cash proceeds of $500,000. Each unit consisted of one common share and a Series E warrant. Based on the fair value of the underlying instruments within the common share unit, $404,713 of the total proceeds was allocated to common shares and the balance of $95,287 was allocated to the Series E warrants. The Series E warrants entitled the holder to purchase one common share at $1.25 per share on or before February 16, 1999.

         During 1998, 470,000 of the warrants were exercised for cash proceeds of $587,500. The remaining 30,000 were exercised in 1999 for cash proceeds of $37,500.

ii) Series B preferred shares - 4,000,000 Series B preferred shares were issued upon the acquisition of Major Wireless Communication Inc. The shares were voting and convertible into common shares at a ratio of ten common shares for each preferred share. Each preferred share entitled the holder to 10 votes.

         The shares were held in escrow to be released upon occurrence of certain performance related events. On April 15, 1998, the Company and the Series B preferred shareholders agreed to amend the terms of the preferred shares. The conversion ratio was amended to a ratio of 2.5 common shares for each preferred share. On the same date, the preferred shares were converted into 10,000,000 common shares. These common shares are held in escrow and will be released upon the occurrence of certain performance related events. Under the original terms, if the specified criteria were not met by February 7, 2002, the remaining common shares held in escrow could have been cancelled. On September 21, 2001, the Board of Directors extended the escrow period by two years to February 2004.

         In 1999, and prior to any release of the escrow shares, two of the shareholders agreed to donate back to the Company 500,000 shares each. These shares have been received by the Company and returned to treasury.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

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

         The remaining 5,400,000 shares held in escrow are not included in the number of shares outstanding and the par value ascribed is not recorded in the respective share capital accounts. The shares will be considered to be issued when and if the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

iii) Series C Preferred share units - On June 11, 1998, the Company issued 800,000 preferred share units at a price of $2.50 per unit for cash proceeds of $2,000,000, less costs of $50,000. Each unit consisted of an 8% voting, convertible preferred share and one Series F warrant. Each preferred share may be converted at the option of the holder into one common share for no additional consideration on or before April 30, 2000. Based upon the fair value of the underlying instruments within the preferred share unit, $1,536,343 of the total proceeds, net of costs, was allocated to preferred shares and $413,657 was allocated to the Series F warrants. As the preferred shares were immediately convertible into common shares, the $712,265 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1998.

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

iv)      Common  share  purchase  agreement  - Under  a  Common  Share  Purchase
         Agreement dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants.

         On December 29, 1998, the Company issued 1,167,860 shares of common stock in the First Tranche at $2.57 per share for cash proceeds of $3,000,000. On June 4, 1999, the Company issued 1,660,945 shares of common stock in the Second Tranche at $1.81 per share for cash proceeds of $3,000,000.

         Pursuant to the agreement, the Company was required to issue additional shares to the investors if the average bid price for the common stock for 30 days prior to certain future dates ("Reset Price") is below the initial purchase price multiplied by 117.5%. The number of shares to be issued will be based on the following formula: ((Number of shares subject to repricing) X (Initial Purchase Price X 117.5% - Reset Price)) / Reset Price.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

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

         In 1998, as part of the agreement, the Company issued four groups of warrants to the investors, as follows: 225,000 with an exercise price of $2.00, 225,000 with an exercise price of $2.61, 225,000 with an exercise price of $3.00 and 225,000 with an exercise price of $4.00. Each warrant entitles the holder to acquire one common share at the specified exercise price, and contain a cashless exercise feature. The warrants expire on December 29, 2003.

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

v) Series G Warrants - As a commitment fee for the right to issue up to $2,000,000 in convertible debentures to certain investors, the Company issued, on December 15, 1998, the investors warrants to purchase 500,000 common shares at an exercise price of $1.50 per share. The warrants expire on December 15, 2003. The warrants have been recorded at their fair value of $313,325 with the costs charged to the consolidated statements of loss in 1998. The Company terminated the debenture agreement on January 8, 1999 without drawing any funds.

vi) Common Stock issued upon acquisition - On June 15, 1999, the Company finalized a merger agreement between Transformation Techniques, Inc. ("TTI") and a newly incorporated subsidiary, TTI Merger Inc. The new subsidiary subsequently changed its name to WaveRider Communications
         (USA) Inc.

         As part of the consideration, the Company issued 256,232 shares of common stock, having a market value of $442,000 to Mr. Peter Bonk, the sole shareholder of TTI, and TTI was merged into TTI Merger Inc. Prior to the merger agreement, Mr. Bonk had no shares in or affiliation with the Company.

         Pursuant to the Acquisition Agreement, the Company was required to issue additional shares to Mr. Peter Bonk if the average bid price for the common stock for five days prior to certain future dates ("Reset Price") fell below the original price of the shares at acquisition.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

         During the third quarter of 1999, the Company issued 57,463 common shares pursuant to the first reset. During the fourth quarter of 1999, the Company issued a further 70,893 common shares pursuant to the second and the third resets. The additional shares issued did not affect the cost of the acquired company. The Company has now satisfied this requirement and there are no further resets (Note 3).

vii) Series H Warrants - On June 29, 1999, the Company issued, for services rendered, warrants to purchase 500,000 common shares at an exercise price of $2.00 per share, up to June 29, 2004. The warrants have been recorded at their fair value of $295,120 with the costs charged to the consolidated statements of loss in 1999. During 2000, all of the warrants were exercised for cash proceeds of $1,000,000.

viii) Loan Agreement - On October 15, 1999, the Company entered into a loan agreement with AMRO International, S.A. ("AMRO") under which the Company borrowed from AMRO $1,500,000 payable on or before May 23, 2000. Under the terms of the agreement, the Company paid interest at 10% per annum and was subject to a repayment premium of 5% of the outstanding balance if the loan was repaid within 120 days or a 10% premium if paid after 120 days.

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

ix) Common Stock Purchase Agreement - Under a Common Stock Purchase Agreement, dated October 18, 1999, the Company agreed to sell and the investor agreed to buy up to $5,000,000 in common shares of the Company. Pursuant to the agreement, the Company issued warrants to purchase 200,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $72,198 with the costs charged against the investment made in December 1999. During 2000, all of the warrants were exercised for cash proceeds of $202,000.

         In December 1999, the investor purchased 400,000 shares of common stock at $1.35 per share, for cash proceeds of $540,000 less fees $33,400.

         In connection with the public underwriting completed on December 23, 1999, the investor agreed to the termination of the Common Stock Purchase Agreement and committed to purchase $4,000,000 in common stock units.

         During 1999, the investor purchased 1,525,926 common share units, consisting of one common share and a half of a common share purchase warrant, at $1.35 per unit, for cash proceeds of $2,060,000, less fees of $125,600. Based on the fair value of the underlying instruments within the common share units, $1,625,815 of the total proceeds was allocated to common shares and the balance of $308,585 was allocated to the warrants. During 2000, the investor exercised all of the 762,963 warrants for cash proceeds of $1,525,926.

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

x) Public Underwriting - On December 20, 1999, the Company entered into an underwriting agreement with Groome Capital.com Inc. ("Groome"). Under the terms of the agreement, the Company sold 4,444,444 common stock units, consisting of one common share and one-half common share purchase warrant, for $1.35 per unit. The sale of units was completed on December 23, 1999 and the Company received cash proceeds of $6,000,000, less fees of $607,500. In addition, the Company issued to Groome with 444,444 underwriter warrants, which provide Groome with the right to purchase 444,444 common share units at $1.35 per unit for up to two years after the offering. Based on the fair value of the underlying instruments within the common share unit, $4,069,664 of the total proceeds was allocated to common shares, $898,792 was allocated to the share purchase warrants and $424,044 was allocated to the underwriter warrants.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

         During 2000, all of the underwriter warrants were exercised for cash proceeds of $600,000. This resulted in the issuance of 222,222 additional common share purchase warrants, valued at $201,616. In addition, during the year, 1,844,176 of the common share purchase warrants, valued at $857,626, were exercised for cash proceeds of $3,688,352. The remaining 600,268 warrants, with a value of $242,782, expired unexercised on December 21, 2001.

xi) Warrants issued in connection with a Strategic Partnership Agreement - On March 9, 2000, the Company entered into a Strategic Partnership Agreement with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico. Under the terms of the agreement, the Company granted VoIP exclusive rights to market the Company's products in Mexico in exchange for commitments from VoIP to procure a minimum of $28,000,000 of the Company's products. As an incentive, the Company issued to VoIP 4,500,000 Common Stock Purchase Warrants which VoIP would earn based on achievement of the minimum procurement commitments. In addition, the Company issued 55,000 Common Stock Purchase Warrants to an agent in connection with this transaction.

         On December 8, 2000, the Company notified VoIP that it had cancelled the Agreement for lack of performance. With the cancellation of the Agreement, the warrants for both VoIP and the agent cannot be earned and are, therefore, cancelled.

xii) Warrants issued in connection with Investment banking services - On April 25, 2001, the Company issued 350,000 Series M-1 warrants to the Company's investment bankers for services rendered. The Series M-1 warrants have a term of three years and have an exercise price of $1.63 per share. The fair value of $117,128 was charged to the statement of loss as a consulting expense.

xiii) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 877,193 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 61,404 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants. The Series D 5% convertible preferred stock has a liquidation preference of $100 per share.

         The beneficial conversion feature (BCF) embedded in the convertible preferred stock was calculated to be $1,043,832 using the intrinsic value of the feature based on the most beneficial conversion available to the investor on the commitment date. The shares of preferred stock were accreted by $1,043,832, to their redemption value, with a corresponding charge to accumulated deficit.

         The Series D convertible preferred stock is convertible to shares of common stock at the liquidation preference value dividend by the lesser of; a) $1.3772 or b) 95% of the average of the lowest three consecutive closing bid prices during the twenty-two trading day period immediately preceding the Conversion Date. The Series N warrants have a term of five years and an exercise price of $1.71 per share and contain a cashless exercise feature. The Series M-2 warrants have a term of three years and an exercise price of $1.71.

         During the fourth quarter of 2001, 1,000 shares of the Series D 5% convertible preferred stock were converted to 317,317 shares of common stock.

xiv) Sale of Common Stock - On December 18, 2001, the Company completed the sale of 300,000 shares of common stock for cash proceeds of $132,000.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

xv) Shareholders' Rights Offering - On December 14, 2001, the Company issued 10,675,919 common shares and Series P warrants to purchase 10,675,919 common shares, under a Shareholders' rights offering. Of the total, 7,832,439 common shares and warrants each were issued for cash -consideration of $3,132,976, less cash expenses of $935,102, the $50,459 fair value of 208,723 underwriter warrants issued the Company's investment bankers. The remaining 2,843,480 shares and warrants each were issued as a result of; 1) the return for cancellation of promissory notes, including interest and repayment premium, in, 2) conversion of convertible promissory notes, including interest, and 3) cancellation of 1,500,000 Series J warrants. This resulting in increased accumulated paid in capital and other equity of $1,647,707 and $188,254 respectively.

         The Underwriters' warrants provide for the purchase of common stock units consisting of one share of common stock and one Series P warrant. They have a term of three years, an exercise price of $0.40 per unit and contain a cashless exercise feature. The Series P warrants have a term of three years, an exercise price of $0.50 per share and are callable if the Company's common stock closes at over $1.50 for a period of 30 consecutive trading days.

C        Warrants

         The Company has several series of warrants outstanding at December 31, 2001 as follows:

                                  Number Outstanding       Weighted Average
         Exercise Prices                                     Remaining Life
              $0.40                     208,723              35 months
              $0.50                  12,824,844              39 months
              $1.50                                          23 months
                                        500,000
              $1.63                     350,000              28 months
              $1.71                                          51 months
                                        938,597
              $2.80                     961,538              47 months
              $3.05                                          47 months
                                         25,000
              $4.00                      33,751              23 months
                                        -------               -------

          $0.40 - $4.00              15,842,453
                                     ==========

D        Other Equity

                                                                     2001           2000            1999
                                                              -------------------------------------------

Stock option extension from 1997 plan                        $    10,661,518     $ 10,661,518  $        -
Stock options to non-employees                                       106,092           29,747     177,130
Stock options to employees that vested on performance                768,783          585,582      32,763
Beneficial conversion                                                      -        1,911,605           -
Warrants                                                           2,212,339        2,294,267   3,355,434
                                                              -------------------------------------------

                                                              $   13,748,732     $ 15,482,719 $ 3,565,327
                                                              ===========================================

E        Employee Stock Option Plans

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

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

On July 7, 2000, at the Company's annual general meeting of shareholders, a resolution was passed extending the life of all the outstanding warrants awarded to the then current employees and non-employee consultants under the Company's Employee Stock Option (1997) Plan.

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

During 2001, employees exercised none of the extended options for no value (2000
- 58,000 for $438,000).

1999 Incentive and Nonqualified Stock Option Plan -

During 1999, the Company authorized a new option plan for a total of 3,000,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees the options vest equally over a three year period following the date of award.

Employee Stock Option (2000) Plan -

During 2000, the Company authorized a new option plan for a total of 6,000,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees, the options vest equally over a three year period following the date of award.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

Stock options to employees, directors and consultants are summarized as follows:


                                                                                                         Weighted
                                                                                                          Average
Granted to Employees and Directors                                           Number    Exercisable    Exercise Price

Balance at December 31, 1998                                              4,015,510     2,596,641        $    0.92

Granted to employees and directors @ $0.78 - $2.66                        2,754,610                           1.82
Cancelled on termination                                                   (259,180)                          2.61
Exercised                                                                  (282,440)                          0.49
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                              6,228,500     3,196,447        $    1.31

Granted to employees and directors @ $1.31 - $13.81                       3,193,192                           7.55
Cancelled on termination                                                   (175,270)                          3.23
Exercised                                                                (1,507,220)                          1.14
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                              7,739,202     3,302,360        $    3.93

Granted to employees and directors @ $0.43 - $2.38                        2,338,829                           0.80
Cancelled on termination                                                 (1,069,866)                          3.69
Exercised                                                                   (28,900)                          1.05
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                              8,979,265     4,123,497        $    3.15
==================================================================================================================

                                                                                                         Weighted
                                                                                                          Average
Granted to Consultants                                                       Number    Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                                685,035       189,125        $    0.51

Granted to consultants @ $2.09                                                6,000                           2.09
Cancelled                                                                   (70,000)                          0.44
Exercised                                                                   (93,000)                          0.45
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                                528,035       154,102        $    0.54

Granted to consultants @ $10.00                                              10,000                          10.00
Cancelled                                                                   (22,075)                          3.34
Exercised                                                                  (186,625)                          0.53
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                                329,335        15,230        $    0.67

Granted to consultants                                                            0
Cancelled                                                                        (0)
Exercised                                                                   (10,000)                          0.50
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                                319,335        97,614        $    0.67
==================================================================================================================


                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999


                               Number           Weighted Average                               Number         Weighted Average
                            Outstanding at       Exercise Price of     Weighted Average     Exercisable at      Exercise Price
           Range of          December 31           Outstanding         Remaining Life       December 31,       of Exercisable
           Exercise             2001                 Options              (months)              2001              Options
            Prices
       -------------- --------------------- -------------------- --------------------- ----------------- ---------------------

             $0.43            1,568,000              $ 0.43                 117                        -          $ 0.00
         $0.50 - $0.56        1,308,535                0.55                 103               486,814               0.55
         $0.78 - $1.50        1,191,625                1.09                  95               984,600               1.08
         $1.51 - $2.00          652,495                1.71                  95               387,185               1.75
             $2.03            1,671,150                2.03                  89               692,167               2.03
         $2.06 - $3.81          624,915                2.47                  87               452,248               2.43
         $4.00 - $8.75          428,415                6.95                  72               256,726               7.19
         $9.00 - $13.81       1,853,465                9.05                  96               961,372               9.06
                              ---------               -----                 ---             ---------              -----


         $0.43 - $13.81      9,298,600               $ 3.06                  97             4,221,111             $ 3.57
                             =========               ======                 ====            =========             ======

The weighted average exercise price for the exercisable options for 2000 was $3.76 (1999 - $1.27)

Non-employee and Performance Based Options -

Options granted to consultants, and performance based options awarded to employees, are valued when earned and probable that the options will vest and will continue to be adjusted until actual vesting is achieved. Included in options granted but not exercisable at December 31, 2001 are 221,720 non-employee options (2000 -314,105, 1999 - 351,058) and 1,559,000 performance based employee options (2000 - 2,207,750, 1999 - 2,465,250) which vest on the same basis as the release of shares from the escrow agreement (Note 15B(ii)).

The fair value of each stock option granted to consultants was estimated on the date the consultant earned the option using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model: nil annual dividends (2000 - nil, 1999 - nil), expected volatility of 90% (2000 - 90%, 1999 - 90%), risk-free interest of 4.50% (2000 - 5.76%, 1999 - 5.76%) and expected life of five years (2000 - three years, 1999 - three years). The weighted average fair value of the stock options granted in 2001 was nil (2000 - $2.98, 1999 - $1.41).

The resulting values have been charged to the consolidated statements of loss over the contract period of the consultant. The amount charged to the consolidated statement of loss in 2001 was $85,612 (2000 - 92,301, 1999 - $70,412).

The amount recorded in the accounts with respect to performance-based options awarded to employees is calculated using the intrinsic value at the valuation date. The amount charged to compensation expense in 2001 was $183,200 (2000 - $552,819, 1999 - $32,763)

Fixed Option Awards -

For  disclosure  purposes,  the  fair  value of each  stock  option  granted  to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2001: nil annual dividends (2000 - nil, 1999 - nil), expected volatility of 90% (2000 - 90%, 1999 - 90%), risk-free interest of 4.50% (2000 - 5.76%, 1999 - 5.76%) and expected life of five years (2000 - five years, 1999 - two years). The weighted average fair value of the stock options granted in 2001 was $0.80 (2000 - $7.55, 1999 - $1.08).

Under the above model, the total value of stock options granted to employees and directors in 2001 was $1,073,970 (2000 - $14,002,639, 1999 - $2,612,610), which would be amortized on a pro forma basis over the option vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's loss and loss per share would have been $23,731,340 and $0.40, respectively (2000 - $36,025,438 and $0.68, 1999 - $10,086,384 and
$0.29).

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

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

Had the Company determined compensation cost for these options in accordance with SFAS No. 123, the Company's 2001 pro forma loss and pro forma loss per share would not have changed (2000 and 1999 - no change)

F        Employee Stock Compensation (1997) Plan

In 1999, the Employee Stock Compensation (1997) Plan, authorized by the Company in 1997, which allowed for a total of 2,500,000 common shares that could be awarded to employees and certain consultants, expired. As such, during 2001, the Company did not authorize any issuance of common shares (2000 - nil and 1999 - 267,870) pursuant to the plan. In the prior years, the value of the shares at the date of the award was recorded in the consolidated statements of loss during the year.

G        Employee Stock Purchase (2000) Plan

During 2000, the Company authorized a new employee stock purchase plan for a total of 3,000,000 common shares that may be purchased by employees at 85% of the lower of closing price of the Company's common stock at the beginning or ending date of each plan period. In 2001, the Company sold 168,398 shares of common stock for cash proceeds of $159,095.

16.      COMMITMENTS AND CONTINGENCIES


Obligation under Capital Lease
                                                                                        2001            2000
                                                                                ----------------------------------
Gross Lease commitments:
2001                                                                            $             -    $     326,138
2002                                                                                    157,397          184,348
2003                                                                                     33,930           53,653
2004                                                                                      5,586                -
                                                                                --------------------------------

                                                                                        196,913          564,139
Less: Imputed interest                                                                   29,456           66,941
                                                                                --------------------------------

                                                                                        167,457          497,198
Less: Current portion                                                                   131,145          272,851
                                                                                --------------------------------

Long-term obligation under capital lease                                        $        36,312    $     224,347
                                                                                ================================

Operating Leases
2002                                                                            $       569,816
2003                                                                                    524,923
2004                                                                                    181,263

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

The Company incurred rental expenses in 2001 of $708,038 (2000 - $652,104 and 1999 - $421,242).

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

Escrow Shares

As at December 31, 2001, the Company had 5,400,000 shares of common stock outstanding which were held under an escrow agreement (Note 15B(ii)). The shares will be considered to be issued when and if the respective performance events have occurred and the value of the shares will be measured and recorded at that date.

Litigation

On January 30, 2002, a former employee of the Company filed suit for breach of contract of employment and has made claims in the amount of $345,000 plus costs. The Company believes that the case is without merit and plans to vigorously defend this lawsuit. No provisions have been made for expenses that may be incurred to resolve the lawsuit, and although there can be no assurance as to the ultimate outcome, the Company believes it will not have a material impact on its business, results of operations and financial condition.

17.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION



                                                                  2001               2000               1999
                                                          --------------------------------------------------
Net changes in non-cash working capital items relating to operations

Accounts receivable                                       $      417,196      $  (1,536,885)     $   (558,662)
Due from contract manufacturers                                1,086,497         (1,127,792)                -
Prepaid expenses and other assets                                118,300           (190,224)          (98,027)
Inventory                                                        786,928         (2,653,078)         (250,946)
Accounts payable and accrued liabilities                      (1,907,686)        1,650,008               (955)
Consideration payable on business combination                     23,872                 -                  -
Notes payable                                                    (24,659)                -                  -
Deferred revenue                                                (154,622)          186,430              1,477
                                                          ---------------------------------------------------

                                                          $      345,826      $  (3,671,541)     $   (907,113)
                                                          ====================================================

Cash paid during the year for:

   Interest                                               $     34,231        $    61,860        $    32,349

Non-cash investing and financing activities

   Share release from escrow to goodwill                  $   2,201,500       $ 2,493,750        $   534,375
   Conversion of convertible promissory
     notes to common shares                                   5,105,934                 -                  -
   Conversion of promissory notes to common shares              654,258                 -                  -
   Capital lease additions                                       37,155           370,711            125,830
   Accounts receivable exchanged for assets for lease            84,824                 -                  -
   Disposal of capital lease                                     40,769                 -                  -
   Consideration payable for acquisition                        973,161         1,534,917                  -
   Conversion of warrants                                            -            103,686                  -

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

18.      RELATED PARTY TRANSACTIONS

During the year, a total of $18,745 (2000 - $25,283 and 1999 - $29,093) was paid or payable to directors and officers or to companies related to them for their management and administrative services. In connection with the sale of promissory notes, management and directors purchased $176,000 of promissory notes. The total principal, accrued interest and repayment premium, in the amount of $200,367, were converted into the shareholders' rights offering.

19.      FINANCING EXPENSES

                                                                  2001               2000               1999
                                                          --------------------------------------------------
Accrued interest expense on consideration payable on
  business combination                                    $       65,872      $       45,000     $           -
Accretion of promissory notes                                    424,461                   -                 -
Accrued interest and repayment premium
  on promissory notes                                            111,155                   -                 -
Accretion of interest on convertible promissory notes          3,024,445             102,954                 -
Adjustment of conversion price of notes                        1,144,654                   -                 -
Accrued interest on convertible promissory notes                  85,520                   -                 -
Amortization of deferred financing expense                       149,898                   -                 -
Amortization of call option                                      408,796             107,433                 -
Financing expense due to change in exercise price                113,781                   -                 -
Expiry of put options                                           (117,736)                  -                 -
                                                          ----------------------------------------------------

Non-cash financing expenses                               $    5,410,846      $      255,387     $           -
                                                          ====================================================

20.      INCOME TAXES

Net loss before income tax expense for the each year is summarized as follows:


                                                                     2001             2000             1999
                                                             ----------------------------------------------

United States                                                    15,264,526       21,458,701       4,947,362
Canada                                                            4,907,697        9,810,052       3,004,488
Australia                                                         1,320,727          360,907              -
                                                             -----------------------------------------------

Net loss before income taxes                                 $   21,492,950     $ 31,629,660   $   7,951,850
                                                             ===============================================

US statutory rate at 35%                                          7,522,000       11,070,000       2,783,000
Amounts permanently not deductible for income tax purposes       (2,584,000)      (4,734,000)       (190,000)
Foreign income tax rate differential                                406,000        1,045,000         319,000
Net operating loss and temporary differences for which
no benefit was recognized                                        (5,344,000)      (7,223,955)     (2,408,000)
                                                             ------------------------------------------------

Deferred income tax recovery                                 $            -     $    157,045   $     504,000
                                                             ===============================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999

Deferred income tax assets/(liabilities) consist of the following:


                                                                     2001             2000             1999
                                                                -------------------------------------------

Net operating loss carry forwards                            $    14,559,000    $  11,776,000  $   4,878,000
Property, plant and equipment                                         92,000          722,000        280,000
Acquired core technology                                                   -                -       (420,000)
Other                                                                120,000                -              -
                                                             -----------------------------------------------

Net deferred income tax assets                                    14,771,000       12,498,000      4,738,000
Valuation allowance                                              (14,771,000)     (12,498,000)    (4,738,000)
                                                             ------------------------------------------------

                                                             $     -          $   -           $       -
                                                             ================================================

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred income tax assets that a full valuation allowance has been provided. The deferred income tax valuation allowance increased in 2001 by $2,273,000 (2000 - $7,760,000, 1999 - $2,448,000).

As of December 31, 2001, the Company had available net operating loss carry forwards for United States, Canadian and Australian purposes of approximately $27,086,000, $18,356,000 and $621,000, respectively. The United States net operating loss carry forwards begin to expire in 2008, the Canadian net operating loss carry forwards begin to expire in 2004 and the Australian net operating losses begin to expire in 2020. The net operating losses are subject to certain Canadian and United States restrictions that may apply on any change in the control of the Company and which could adversely affect the amounts and benefits to be derived therefrom.

21.      LOSS PER SHARE

The warrants, which could result in the issue of 15,842,453 additional shares of common stock (Note 15C) and the options, which could result in the issue of 9,298,600 additional shares of common stock (Note 15E) have not been included in the loss per share calculation as they are anti-dilutive. The shares held in escrow pertaining to the Major Wireless Communication Inc. transaction (Note 15B(ii)) have not been included from the loss per share calculation as they are contingently issuable shares.

                                                                         Year ended December 31, 2001
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)       Amount

Net Loss                                                 $ 21,492,950
Add:  Deemed dividend on beneficial conversion              1,043,832
(Note 15B(xiii))                                          -----------

Basic LPS
  Loss attributable to common shareholders                $ 22,536,782       60,269,617           $0.374
                                                          ==============================================



                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999



                                                                      Year ended December 31, 2000
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)       Amount

Net Loss                                                  $ 31,472,615
Add:  Cash dividends paid on preferred stock in year            31,109
                                                           --------------
Basic LPS
  Loss attributable to common shareholders                 $31,503,724       53,203,750            $0.59
                                                           =============================================

                                                                     Year ended December 31, 1999
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)       Amount

Net Loss                                                   $ 7,447,850
Add:  Cash dividends paid on preferred stock in year           158,144
      Deemed dividend on share resets (Note 15B(iv))         1,050,000
                                                             ---------
Basic LPS
  Loss attributable to common shareholders                 $ 8,655,994          34,258,565         $0.25
                                                           =============================================

22.      SEGMENTED INFORMATION

INDUSTRY SEGMENTS

The Company operates in one industry segment: wireless data communications product.

GEOGRAPHIC SEGMENTS

The Company operated in the following geographic segments;


                                                                         Year Ended December 31,
REVENUE BY REGION                                             2001              2000                1999

United States                                          $    1,909,912       $     899,334      $    739,826
Australia                                                   3,078,879             699,878               (1)
United Arab Emirates                                        1,030,125                 (1)               (1)
Canada                                                        490,661           1,314,968           492,060
Rest of world                                               1,294,440           1,218,812           484,159
                                                       ----------------------------------------------------

                                                       $    7,804,017       $   4,132,992      $  1,716,045
                                                       ====================================================

(1)  Less than 10% of consolidated revenue.


                                                                  Year ended December 31, 2001
                                                       Canada                  Australia            Total
                                                       ----------------------------------------------------

Property, plant and equipment                          $    1,524,076       $     147,012      $  1,671,088
Acquired labor force                                                -              98,949            98,949
Goodwill                                                    2,843,090           1,055,438         3,898,528
                                                       -----------------------------------------------------

                                                       $    4,367,166       $   1,301,399      $  5,668,565
                                                       ====================================================


                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999


                                                                      Year ended December 31, 2000
                                                       Canada                Australia           Total
                                                      -----------------------------------------------------

Property, plant and equipment                          $    2,111,984       $     283,389      $  2,395,373
Acquired labor force                                                -             400,659           400,659
Goodwill                                                    2,305,738           1,809,245         4,114,983
                                                       ----------------------------------------------------

                                                       $    4,417,722       $   2,493,293      $ 6,911,015
                                                       ====================================================


23.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

24.      SUBSEQUENT EVENTS

i. Sale of Common Stock - During March 2002, the Company completed the sale of 30,096,666 shares of common stock for cash proceeds of $4,497,000, less cash fees of $134,750.

ii. In March 2002, the Company announced that it intends to close its Calgary Research and Development facility and integrate its operations at its Toronto location. It is expected that the transition will be completed in the third quarter of 2002. The final costs of this transition have not been determined but due to the relatively long transition period, the Company believes that the costs will not have a significant impact on ongoing operating expenses.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 2002                       WAVERIDER COMMUNICATIONS INC.


                                            By: /s/  D. Bruce Sinclair
                                                -----------------------------
                                                D. Bruce Sinclair, President,
                                                Chief Executive
                                                Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Name                               Title                           Date

/s/ D. Bruce Sinclair               President, Chief Executive         March 26, 2002
---------------------
D. Bruce Sinclair                   Officer and Director

/s/ T. Scott Worthington            Chief Financial Officer            March 26, 2002
------------------------
T. Scott Worthington

/s/ Cameron A. Mingay               Secretary/Director                 March 26, 2002
---------------------
Cameron A. Mingay

/s/ Gerry Chastelet                 Director                           March 26, 2002
-------------------
Gerry Chastelet

/s/ John Curry                      Director                           March 26, 2002
--------------
John Curry

/s/ Dennis R. Wing                  Director                           March 26, 2002
------------------
Dennis R. Wing

