Form 10-Q
period 2002-03-31
WAVERIDER COMMUNICATIONS INC
filed 2002-05-01
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



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

       Yes __X__;    No _____



Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 29, 2002

113,469,093 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__
                        -

                          WAVERIDER COMMUNICATIONS INC.


                                   FORM 10 - Q

                       For the Period Ended March 31, 2002


                                      INDEX

                                                                                                 Page


PART I.     FINANCIAL INFORMATION                                                                  3


Item 1.     Financial Statements                                                                 3-9

          Consolidated Balance Sheets                                                              3

          Consolidated Statements of Operations                                                    4

          Consolidated Statements of Cash Flows                                                    5

          Notes to Consolidated Financial Statements                                             6-9


Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                                                           10-11



PART II     OTHER INFORMATION                                                                     12


Item 6.     Reports on Form 8-K                                                                   12


          Signatures                                                                              12



                         PART I. FINANCIAL INFORMATION


                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)
                            Quarter ended Year ended

                                                                                    March 31,       December 31,
                                                                                      2002              2001
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   3,702,429     $   2,244,625
    Accounts receivable                                                                1,259,440           898,432
    Due from contract manufacturers                                                       71,019            41,295
    Inventories                                                                        1,418,734         1,402,703
    Current portion of notes receivable                                                   42,669            32,800
    Prepaid expenses and other assets                                                    293,382           297,282
                                                                                   -------------    --------------

                                                                                       6,787,673         4,917,137

Notes receivable                                                                          22,975            32,801
Property, plant and equipment                                                          1,390,395         1,671,088
Goodwill                                                                               4,048,031         3,997,477
                                                                                   -------------    --------------

                                                                                   $  12,249,074    $   10,618,503
                                                                                   =============    ==============
LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   1,941,244    $    2,314,920
    Consideration payable on business combination                                              -           105,256
    Promissory notes                                                                           -           168,893
    Deferred revenue                                                                     236,434           265,505
    Current portion of obligation under capital lease                                    118,795           131,145
                                                                                   -------------    --------------

                                                                                       2,296,473         2,985,719

Obligation under capital lease                                                                 -            36,312
                                                                                   -------------    --------------

                                                                                       2,296,473         3,022,031
SHAREHOLDERS' EQUITY                                                               -------------    --------------

Preferred Stock, $.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 20,000 shares at March 31, 2002 and
    29,000 at December 31, 2001                                                              200               290
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  108,087,843 shares at March 31, 2002
    72,973,681 shares at December 31, 2001                                               108,088            72,974
Additional paid in capital                                                            70,126,594        65,830,352
Shares to be issued                                                                      914,813                 -
Other equity                                                                          13,770,301        13,748,732
Accumulated other comprehensive income (loss)                                            (82,782)         (104,586)
Deficit                                                                              (74,884,613)      (71,951,290)
                                                                                   --------------   ---------------

                                                                                       9,952,601         7,596,472
                                                                                   -------------    --------------
                                                                                   $  12,249,074    $   10,618,503
                                                                                   =============    ==============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)



                                                                                   Quarter ended March 31
                                                                              2002                      2001
                                                                       --------------------------------------------
                                                                           (Unaudited)               (Unaudited)
REVENUE

Product sales                                                          $        1,566,935          $      1,776,161
Internet sales                                                                     46,053                    54,242
                                                                       ------------------          ----------------

                                                                                1,612,988                 1,830,403

COST OF PRODUCT AND INTERNET SALES                                              1,151,733                 1,389,402
                                                                       ------------------          ----------------

GROSS MARGIN                                                                      461,255                   441,001
                                                                       ------------------          ----------------
EXPENSES

Selling, general and administration                                             2,232,282                 2,497,560
   Employee stock based compensation                                              204,000                         -

Research and development                                                          336,108                 1,620,093
Depreciation and amortization                                                     270,420                   671,534
Bad debt expense                                                                   15,764                   153,818
Interest expense                                                                  336,882                 4,561,043
Interest income                                                                      (878)                  (78,339)
                                                                       -------------------         ----------------


                                                                                3,394,578                 9,425,709
                                                                       ------------------          ----------------

NET LOSS                                                               $       (2,933,323)         $     (8,984,708)
                                                                       ===================         ================

BASIC AND DILUTED LOSS PER SHARE                                       $            (0.04)         $          (0.16)
                                                                       ==================          ================

Weighted Average Number of Common Shares                                       79,322,684                55,757,444
                                                                       ==================         =================

------------------------------------------------------------------------------------------------------------------------------------

OPENING DEFICIT                                                        $        (71,951,290)       $    (49,414,508)

NET LOSS FOR THE PERIOD                                                          (2,933,323)             (8,984,708)
                                                                       ---------------------       ----------------

CLOSING DEFICIT                                                        $        (74,884,613)       $    (58,399,216)
                                                                       =====================       ================

------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                $         (2,933,323)       $     (8,984,708)
                                                                       --------------------        -----------------

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                               21,804                 (225,433)
                                                                       -------------------         ----------------

                                                                                    21,804                 (225,433)
                                                                       -------------------         ----------------

COMPREHENSIVE LOSS                                                     $         (2,911,519)       $     (9,210,141)
                                                                       ====================        ================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)




                                                                                              Quarter ended March 31
                                                                                             2002                 2001
                                                                                    ------------------------------------
                                                                                     (Unaudited)         (Unaudited)
OPERATIONS

Net loss                                                                            $   (2,933,323)      $   (8,984,708)
Items not involving cash
    Depreciation and amortization                                                          270,420              671,534
    Non-cash financing charges                                                             263,607            4,527,137
    Charges for shares released from escrow                                                710,813                    -
    Compensatory shares released from escrow to employee                                   204,000                    -
    Non-employee stock options                                                              21,569                    -
    Bad debt expense                                                                        15,764              153,818
    Foreign exchange gain (loss)                                                             2,383              (18,631)
    Accrued interest expense on consideration payable
     on business acquisition                                                                    -                30,000
Net changes in non-cash working capital items                                             (851,995)            (861,807)
                                                                                    -----------------------------------

                                                                                        (2,296,762)          (4,482,657)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                                (2,986)             (96,786)
                                                                                    -----------------------------------

                                                                                            (2,986)             (96,786)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                           4,331,266              143,039
Payment of consideration payable on business combination                                  (105,256)
Repayment of promissory notes                                                             (432,500)                   -
Payments on capital lease obligations                                                      (32,547)             (66,501)
                                                                                    -----------------------------------

                                                                                         3,760,963               76,538
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (3,411)             (11,109)
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                         1,457,804           (4,514,014)

Cash and cash equivalents, beginning of period                                           2,244,625            7,720,902
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    3,702,429   $        3,206,888
                                                                                    ===================================

Supplementary disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                                                 19,038               10,076
   Repayment premium on redemption of promissory notes                                      68,775                    -
Noncash investing and financing activities:
   Capital lease additions                                                                       -               14,715



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2002 and December 31, 2001


1)       BASIS OF PRESENTATION

         The Financial statements for the three months ended March 31, 2002 and 2001 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2002, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.


2)       CHANGE IN ACCOUNTING POLICY

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and accordingly, the Company reclassified acquired labor force intangibles, in the amount of $98,949, to goodwill in accordance with the requirements of the standard. In addition, the Company ceased amortization of goodwill, totaling $3,997,477, as of the beginning of fiscal 2002.

         SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. During the first quarter, the Company completed the transitional impairment analysis and determined that there is no impairment charge. In addition, the Company will be required to perform an annual impairment test, which it expects to perform in the second quarter of each year.

         The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:

                                                                                          Three months ended March 31,
                                                                                            2002               2001
                                                                                      --------------------------------
                                                                                      (Unaudited)          (Unaudited)

     Net Loss - as reported                                                           $ (2,933,323)      $ (8,984,708)
     Amortization of goodwill and acquired labor force                                            -            397,921
                                                                                      --------------------------------

     Net Loss - as adjusted                                                           $ (2,933,323)      $ (8,586,787)
                                                                                      ================================

     Basic loss per share - as reported                                               $      (0.04)      $      (0.16)
     Amortization of goodwill and acquired labor force                                            -               0.01
                                                                                      --------------------------------

     Basic loss per share - as adjusted                                               $      (0.04)      $      (0.15)
                                                                                      ================================


3)       ACCOUNTS RECEIVABLE
                                                                                         March               December
                                                                                         31, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   1,789,681      $   1,370,805
     Other receivables                                                                      116,149            163,037
     Allowance for doubtful accounts                                                       (646,390)          (635,410)
                                                                                      ---------------------------------

                                                                                      $   1,259,440      $     898,432
                                                                                      ================================



4)       INVENTORIES

                                                                                         March               December
                                                                                         31, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Finished products                                                                $   1,033,134      $     959,786
     Raw materials                                                                          385,600            442,917
                                                                                      --------------------------------

                                                                                      $   1,418,734      $   1,402,703
                                                                                      ================================


5)       GOODWILL

         During the 3 month period ended March 31, 2002, goodwill increased by $50,554 due to foreign exchange.


6)       PROMISSORY NOTES

         Under the terms of the promissory notes, issued October 19, 2001, the investors in the promissory notes had the right to demand repayment of the outstanding notes as a result of the Company completing additional financing with net proceeds in excess of $5 million. As a result, on March 28, 2002, the Company repaid the principal amount of $432,500 plus accrued interest and repayment premium.

         During the quarter ended March 31, 2002, $263,607 and $64,726 were charged to the consolidated statements of loss for accretion of the promissory notes and accrual of interest and repayment premium, respectively.


7)       RESTRUCTURING CHARGES

         In March 2002, the Company announced that it intends to close its Calgary Research and Development facility and integrate its operations at its Toronto location. It is expected that the transition will be completed in the third quarter of 2002. As a result, $110,000 was charged to the consolidated statement of loss in the period ended March 31, 2002 for the cost of canceling the Company's facility lease commitments.


8)       SHAREHOLDERS' EQUITY

         a) Public Offering - During the period ended March 31, 2002, the Company issued 30,096,662 shares of common stock for cash consideration of $4,497,000, less costs of $165,734.

         b) Conversion of Preferred Stock - During the first quarter of 2002, 9,000 shares of the Series D 5% convertible preferred stock were converted to 5,017,500 shares of common stock.

         c) Release of Escrow Shares - With the change in terms, in September 2001, the escrow arrangement ceased to be related to the original Major Wireless acquisition and is now considered to be in the substance of a stock compensation arrangement.
                  Accordingly, the fair value of the remaining 5.4 million shares held in escrow will be charged to the consolidated statement of loss (and not recorded as goodwill) when it is probable that the escrow milestones would be met.

                  During the first quarter of 2002, the Company determined that it was probable that the escrow milestones would be achieved and the remaining escrow shares would be released. Accordingly, the fair value of the shares to be released was recorded in the consolidated statement of loss for the period ended March 31, 2002. Prior to the determination, one of the escrow shareholders, through mutual agreement, returned 18,750 share of common stock to the Company for cancellation. The remaining 5,381,250 common shares held in escrow were recorded at a fair value of $914,813 based on the stock price of $0.17 at the end of the quarter. The Company charged $204,000 and $710,813 to the consolidated statement of loss as compensation and selling, general and administration expenses respectively. Changes in the fair value of the stock will continue to be charged to the consolidated statements of loss until the milestones are actually met and the shares are released from escrow.

                  As a result of the determination that achievement of the milestones was probable, the $21,569 fair value of certain performance based non-employee options was charged to consulting expense.

9)       COMMITMENTS AND CONTINGENCIES

     a) Employee Stock Option Agreements

         The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares, respectively. Through March 31, 2002, the Company had awarded 5,941,592 options under the Employee Stock Option (1997) Plan, 2,568,171 options under the 1999 Incentive and Nonqualified Stock Option Plan and 5,365,938 options under the Employee Stock Option (2000) Plan.

     b) Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the opening or closing price during any plan period. To the end of the first quarter of 2002, 168,398 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

     c) Litigation

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

10)      SEGMENTED INFORMATION

         INDUSTRY SEGMENTS

         The  Company   operates  in  one  industry   segment:   wireless   data
         communications product.

         GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;

                                             Three months ended March 31,
     REVENUE BY REGION                              2002              2001
                                             -------------------------------
                                               (Unaudited)      (Unaudited)

     United States                           $     708,381      $    271,596
     Australia                                     442,207           745,175
     United Arab Emirates                              (1)           361,454
     Canada                                         95,493            92.831
     Rest of world                                 366,907           359,347
                                             -------------------------------

                                             $   1,612,988      $  1,830,403
                                             ===============================

     (1)  Less than 10% of consolidated revenue.


                                                       Three months ended March 31, 2002  (Unaudited)
                                                                 Canada         Australia           Total
                                                       ----------------------------------------------------


     Property, plant and equipment                     $    1,270,480       $     119,915      $  1,390,395
     Goodwill                                               2,843,090           1,204,941         4,048,031
                                                       ----------------------------------------------------

                                                       $    4,113,570       $   1,324,856      $ 5,438,426
                                                       ===================================================


                                                           Year ended December 31, 2001  (Audited)
                                                                Canada          Australia           Total
                                                       -------------------------------------------------

     Property, plant and equipment                     $    1,524,076       $     147,012      $  1,671,088
     Goodwill                                               2,843,090           1,154,387         3,997,477
                                                       ----------------------------------------------------

                                                       $    4,367,166       $   1,301,399      $  5,668,565
                                                       ====================================================


11)      COMPARATIVE FIGURES

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

         During the first three months of 2002, the Company raised $4,497,000, less cash expenses of $165,734, through the sale of 30,096,662 shares of common stock registered by the Company on an S-3 shelf registration statement.

         Based on the Company's current plans and projections, Management believes that the Company has the funds to meet its current and future financial commitments until it achieves positive cash flows from operations.

      Current Activities.

         The Company currently has approximately 62 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in the United States, Canada and Australia, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

   Results of Operations

Revenue

         Total revenue declined 12% in Q1 2002, compared to Q1 2001, and 11% compared to Q4 2001. The first quarter of 2002 saw the introduction of a low cost version of the LMS product lines, LMS starter kits, which has allowed the Company to place a number of initial systems in a number of jurisdictions within the United States and Canada. It is the Company's expectation that a significant number of these starter kits will be the basis for future sales expansion though customer reorders. At the same time, however, the Company saw a significant slowing of its sales of NCL products, as the result of the continuing tight market for telecom products. Each of Q1 2001 and Q4 2001 had a few large volume NCL sales, which were not matched in Q1 2002..

Quarter on quarter growth in 2001 was primarily due to the continued deployment of the Company's LMS 2000 network systems and a few large volume sales of the NCL 1155 bridging products, along with the commercial release of the Company's LMS3000 network system in March 2001.

Cost of Product and Internet Sales

Gross margins in Q1 2002 increased to 28.6% compared to 24.1% of revenue in Q1 2001 and 7.4% of revenue in Q4 2001. As a result, total gross margin dollars exceeded both Q4 and Q1 2001 despite the lower revenue dollars.

The increase in gross margin percentage and dollars was due to the increasing mix of LMS products sold, especially the infrastructure rich starter kits. The ongoing weakness of the telecom sector, combined with the highly competitive market for 2.4 GHz products, means that NCL sales continue to see extremely competitive price pressures, which result in lower overall margins. The Company's 900 MHz non-line of sight LMS products do not face the same level of competitive products and, therefore, can better resist price pressures and command higher margins.

Expenses

Selling, general and administrative expenses, including stock based compensation, decreased to $2,436,282 in Q1 2002 from $2,497,560 in the corresponding period of 2001 and increased from $1,075,010, in Q4 2001. The increase from Q4 2001 was the result of; incurring expenses in the amount of $936,382 related to the fair value of escrow shares, returning all staff to full compensation from the decreased levels imposed in Q4 2001, and increased spending on legal, consulting and marketing activities. The decline from prior year is the result of the significant staff reductions in Q3 2001 and continued focus on discretionary spending.

As discussed in the Company's 10-K for 2001, the Company has moved to a level of sustaining engineering for its NCL and LMS product families, with Research and Development costs in Q1 2002, amounting to $336,108, compared to $1,620,093 for the corresponding quarter in 2001 and $453,035 in Q4 2001. In March 2002, we announced that we intend to close our Calgary facility during the second half of 2002 and transition the operations to our Toronto location. We anticipate that we will continue to maintain our reduced expenditure levels through 2002, as we consolidate our Research and Development activities into our Toronto location. The final costs of this transition have not been determined but due to the relatively long transition period we believe that costs will not have a significant impact on our ongoing expense levels. In Q1 2002, the Company accrued $110,000 for the cost of terminating the facility leases in Calgary.

Depreciation and amortization expense declined to $270,420 in Q1 2002 from $671,534 in Q1 2001 and $769,992 in Q4 2001 as a result of the change in accounting policy which ended the amortization of goodwill effective January 1, 2002.


Interest and other expenses amounted to $336,882 in Q1 2002 compared to $4,561,043 in Q1 2001. Included in interest and other expenses in Q1 2002 was $263,607 related to the accretion of the promissory notes. Costs in Q1 2001 were the result of the costs of conversion of the promissory notes issued in December 2000.

                           PART II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            None



Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,




                                           WaveRider Communications Inc.


Date: May 2, 2002                          /s/ D. Bruce Sinclair

                                           ---------------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer


                                           /s/ T. Scott Worthington
                                           ---------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.