Form 10-K/A
period 2001-12-31
WAVERIDER COMMUNICATIONS INC
filed 2002-06-03
CIK 844053

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

Subsequent to year-end, during March 2002, we raised $4,497,000, less cash expenses of $134,750, through the sale of 30,096,666 shares common stock registered by us on our S-3 shelf registration statement.

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

Supplementary financial information

                                                                Three Months Ended
                                            March             June            September        December
                                            -----------------------------------------------------------
Fiscal 2001
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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, investments, intangible and other long-lived assets, income taxes, warranty obligations, product returns, restructuring costs, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Losses on Receivables

The Company has historically provided financial terms to certain customers in connection with purchases of the Company's products. Financial terms, for credit-approved customers, are generally on a net 30 day basis.

Total trade receivables at December 31, 2001 and 2000 were $1,370,805 and $2,453,565, respectively, with an allowance for losses on these receivables of $635,410 and $591,877, respectively.

Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions, collateral values and each customer's payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management's best estimate of potential losses.

Inventory Valuation Reserves

The Company records valuation reserves on its inventory for estimated obsolescence or unmarketability. The amount of the writedown is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. In addition to normal excess and obsolescence provisions for inventory the Company recorded charges for abandonment of acquired TTI technology in 2000. As a result, the Company recorded inventory write-downs and additional warranty provisions of $1,568,739 in 2000.

Net Inventories consisted of the following:

     December 31                     2001              2000
     --------------------------------------------------------

     Finished goods             $  1,329,090     $  1,278,580
     Raw materials                   681,769        1,373,018
                               ------------------------------

                                   2,010,859        2,651,598
     Less inventory reserves        (327,644)        (458,096)
                               ------------------------------

                                $  1,402,703     $  2,193,502
                                 ============================

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

The Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Investments and Long-Lived Assets

The Company assesses the impairment of investments and long-lived assets, which includes identifiable intangible assets, goodwill and plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

o underperformance relative to expected historical or projected future operating results;
o changes in the manner of use of the assets or the strategy for our overall business;
o        negative industry or economic trends;
o        declines in stock price of an investment  for a sustained  period;  and
o        our market capitalization relative to net book value.

When the Company determines that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable an impairment charge is recorded. Impairment is measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

In late 2000, management determined that various long-lived and intangible assets, relating to the Company's acquisition of Transformation Techniques, Inc. during 1999, had been impaired and impairment charges were recorded totaling $1,028,430 in 2000. In September 2001, the Company announced a restructuring plan, which included the reduction of approximately half of the staff in WaveRider Communications (Australia) Pty Ltd. As a result, the Company wrote down the acquired labor force, resulting from the acquisition of WaveRider Communications (Australia) Pty Ltd. in the amount of $155,000.

In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $4 million of unamortized goodwill. The Company had recorded approximately 2.4 million of amortization on these amounts during 2001.

In lieu of amortization, the Company is required to perform an initial impairment review of our goodwill in 2002 and an impairment review at least annually thereafter. The Company has completed its review and does not expect to record an impairment charge based on these results.

 At December 31, 2001 the net value of these assets were as follows:
     Property, plant and equipment                              $  1,671,088
     Notes receivable                                                 32,801
     Acquired labor force                                             98,949
     Goodwill                                                      3,898,528
                                                                 ------------

     Total                                                       $ 5,701,366
                                                                 ===========

        The Company cannot predict the occurrence of future impairment triggering events nor the impact such events might have on these reported asset values. Such events may include strategic decisions made in response to the economic conditions relative to product lines, operations and the impact of the economic environment on our customer base.


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

Name and Address of                                   Amount of Common            % of Common Stock
Beneficial Owner                                Stock Beneficially Owned (1)         Outstanding
----------------------------------------------------------------------------------------------------------

D. Bruce Sinclair, CEO, President, Director (2)           4,369,555                      4.43%
Cameron A. Mingay, Secretary, Director (3)                  224,000                      0.23%
Gerry Chastelet, Director (4)                               175,000                      0.18%
John Curry, Director (5)                                    145,000                      0.15%
Dennis Wing, Director (4)                                   125,000                      0.13%
Charles Brown, Vice President, Sales & Marketing (6)        763,963                      0.79%
Jim Chinnick, Vice President, Engineering (7)               479,823                      0.49%
T. Scott Worthington, Vice-President & CFO (8)              992,136                      1.02%
                                                       ------------                    -------

All Directors and Executive Officers (8 persons)          7,274,477                      7.18%
                                                       ------------                   --------

Crescent International Limited (9)                       13,692,010                     12.42%
Clarendon House
2 Church Street, Hamilton H 11, Bermuda

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

(2) Consists of 1,090,611 shares of Common Stock, 1,200,000 shares, which are subject to an Escrow Agreement, dated March 16, 1998, as amended September 27, 1999, 505,611 shares issuable upon exercise of warrants and 1,573,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(3) Consists of 25,000 shares of Common Stock, 46,500 shares issuable upon exercise of warrants and 152,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(4) Consists of shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(5) Consists of 20,000 shares of Common Stock and 125,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(6) Consists of 75,628 shares of Common Stock, 126,402 shares issuable upon exercise of warranfts and 561,933 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(7) Consists of 43,090 shares of Common Stock, 74,400 shares issuable upon exercise of warrants and 362,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(8) Consists of 75,001 shares of Common Stock, 126,402 shares issuable upon exercise of warrants and 790,733 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 21, 2002.
(9) Consists of 13,692,010 shares of Common Stock issuable upon conversion of 21,250 shares of 5% Series D convertible non-voting Preferred Stock which are currently convertible. The conversion price is based on 95% of the average of the 3 lowest consecutive closing bid prices for the 22 trading days prior to March 21, 2002.


ITEM 13 OF THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS HEREBY AMENDED BY DELETING THE TEXT THEREOF IN ITS ENTIRETY AND SUBSTITUTING THEREFOR THE
FOLLOWING:

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We incurred legal expenses in excess of $60,000 from Cassels Brock & Blackwell LLP. Cameron A. Mingay, one of our directors, is a partner at this law firm. There were no other transactions or series of transactions, for the fiscal year ended December 31, 2001, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material.


                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 3, 2002               WAVERIDER COMMUNICATIONS INC.


                                  By:  /s/  D. Bruce Sinclair
                                       -------------------------------
                                       D. Bruce Sinclair, President,
                                       Chief Executive
                                       Officer and Director