Form 10-Q
period 2002-06-30
WAVERIDER COMMUNICATIONS INC
filed 2002-07-26
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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

       Yes __X__;    No _____




Applicable only to corporate issuers:


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 25, 2002

114,356,311 Common shares, $.001 par value.



Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.


                                   FORM 10 - Q
                       For the Period Ended June 30, 2002



                                      INDEX

                                                           Page


PART I.     FINANCIAL INFORMATION                            3


Item 1.     Financial Statements                           4-10

          Consolidated Balance Sheets                        4

          Consolidated Statements of Operations              5

          Consolidated Statements of Cash Flows              6

          Notes to Consolidated Financial Statements       7-10


Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                     11-12



PART II     OTHER INFORMATION                                 13


Item 6.     Reports on Form 8-K                               13


            Signatures                                        13

PART I.           FINANCIAL INFORMATION


Unaudited Consolidated Financial Statements


                          WAVERIDER COMMUNICATIONS INC.


          Quarter ended June 30, 2002 and year ended December 31, 2001



The Financial statements for the three and six months ended June 30, 2002 and 2001 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)


                                                                                    June 30,        December 31,
                                                                                      2002              2001
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   2,954,720     $   2,244,625
    Accounts receivable                                                                  975,142           898,432
    Due from contract manufacturers                                                       65,997            41,295
    Inventories                                                                        1,468,006         1,402,703
    Current portion of notes receivable                                                   42,845            32,800
    Prepaid expenses and other assets                                                    304,770           297,282
                                                                                   -------------    --------------

                                                                                       5,811,480         4,917,137

Notes receivable                                                                          13,191            32,801
Property, plant and equipment                                                          1,126,439         1,671,088
Goodwill                                                                               4,115,286         3,997,477
                                                                                   -------------    --------------

                                                                                   $  11,066,396    $   10,618,503
                                                                                   =============    ==============

LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   2,099,669    $    2,314,920
    Consideration payable on business combination                                              -           105,256
    Promissory notes                                                                           -           168,893
    Deferred revenue                                                                     316,592           265,505
    Current portion of obligation under capital lease                                     67,757           131,145
                                                                                   -------------    --------------

                                                                                       2,484,018         2,985,719

Obligation under capital lease                                                            24,881            36,312
                                                                                   -------------    --------------

                                                                                       2,508,899         3,022,031
                                                                                   -------------    --------------
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 19,000 shares at June 30, 2002 and
    29,000 at December 31, 2001                                                              190               290
Common Stock, $.001 par value per share: authorized - 200,000,000 shares;
    issued and outstanding -  111,647,136 shares at June 30, 2002
    72,973,681 shares at December 31, 2001                                               111,647            72,974
Additional paid in capital                                                            70,591,128        65,830,352
Shares to be issued                                                                      433,406                 -
Other equity                                                                          13,770,301        13,748,732
Accumulated other comprehensive (loss)                                                   (50,433)         (104,586)
Deficit                                                                              (76,298,742)      (71,951,290)
                                                                                   --------------   ---------------

                                                                                       8,557,497         7,596,472
                                                                                   -------------    --------------
                                                                                   $  11,066,396    $   10,618,503
                                                                                   =============    ==============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

   CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND ACCUMULATED COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                Three Months ended               Six Months ended
                                                             June 30           June 30        June 30        June 30
                                                              2002              2001           2002           2001
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       --------------------------------------------------------------

CONSOLIDATED STATEMENT OF LOSS

REVENUE
     Product sales                                     $    2,295,940     $ 2,427,289    $    3,862,875     $ 4,203,450
     Internet sales                                            48,927          46,129            94,980         100,371
                                                       --------------     -----------    --------------    ------------

                                                            2,344,867       2,473,418         3,957,855       4,303,821

COST OF PRODUCT AND INTERNET SALES                          1,685,252       1,638,744         2,836,985       3,028,146
                                                       --------------      ----------    --------------    ------------

GROSS MARGIN                                                  659,615         834,674         1,120,870       1,275,675
                                                       --------------     -----------    --------------     -----------

EXPENSES
     Selling, general and administration                    1,332,454       3,490,438         3,564,736       5,987,998
       Employee stock based compensation                      (43,500)              -           160,500               -
     Research and development                                 479,657       1,322,960           815,765       2,943,053
     Depreciation and amortization                            282,672         854,434           553,092       1,525,968
     Bad debt expense                                          13,731         109,194            29,495         263,012
     Interest expense                                          22,347         311,616           359,229       4,872,659
     Interest income                                          (13,617)        (10,763)          (14,495)        (89,102)
                                                       --------------     -----------   ---------------   -------------

                                                            2,073,744       6,077,879         5,468,322      15,503,588
                                                       --------------     -----------   ---------------   -------------

NET LOSS                                               $   (1,414,129)    $(5,243,205)  $    (4,347,452)  $ (14,227,913)
                                                       ==============     ===========   ===============   =============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.01)    $     (0.10)  $         (0.05)  $       (0.26)
                                                       ==============     ===========   ===============   =============

Weighted Average Number of Common Shares                  110,182,830      60,240,772        94,826,431      57,999,108
                                                       ==============     ===========   ===============   =============


CONSOLIDATED STATEMENT OF DEFICIT

OPENING DEFICIT                                           (74,884,613)     (58,399,216)     (71,951,290)    (49,414,508)

NET LOSS FOR THE PERIOD                                    (1,414,129)      (5,243,205)      (4,347,452)    (14,227,913)

BENEFICIAL CONVERSION ON PREFERRED STOCK                            -       (1,043,832)               -      (1,043,832)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (76,298,742)    $(64,686,253)  $  (76,298,742)   $(64,686,253)
                                                       ==============     ============   ==============    ============


CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                    (1,414,129)      (5,243,205)      (4,347,452)    (14,227,913)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Cumulative translation adjustment                          28,629           54,657           50,433        (170,776)
                                                       --------------     ------------   --------------    ------------

COMPREHENSIVE LOSS                                     $   (1,385,500)    $ (5,188,548)  $   (4,297,019)   $(14,398,689)
                                                        =============     ============   ==============    ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                            Six months ended June 30
                                                                                           2002                 2001
                                                                                    ------------------------------------
                                                                                     (Unaudited)            (Unaudited)
OPERATIONS

Net loss                                                                            $   (4,347,452)      $  (14,227,913)
Items not involving cash
    Depreciation and amortization                                                          553,092            1,525,968
    Non-cash financing charges                                                             263,607            4,772,165
    Charges for shares released from escrow                                                710,813              183,200
    Compensatory shares released from escrow to employee                                   160,500              629,000
    Non-employee stock options                                                              21,569               85,612
    Warrants issued to consultants                                                               -              117,128
    Bad debt expense                                                                        29,495              263,012
    Foreign exchange loss (gain)                                                            50,410               (8,472)
    Accrued interest expense on consideration payable
     on business acquisition                                                                    -                45,000
Net changes in non-cash working capital items                                             (471,652)            (677,508)
                                                                                    -----------------------------------

                                                                                        (3,029,618)          (7,292,808)
                                                                                    -----------------------------------

INVESTING

Disposal (Acquisition) of property, plant and equipment                                      4,346             (248,491)
                                                                                    -----------------------------------

                                                                                             4,346             (248,491)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                           4,357,962            2,734,154
Payment of consideration payable on business combination                                  (105,256)
Repayment of promissory notes                                                             (432,500)                   -
Payments on capital lease obligations                                                      (64,471)            (133,160)
                                                                                    -----------------------------------

                                                                                         3,755,735            2,600,994
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (20,368)              (1,126)
                                                                                    ------------------------------------

Increase (decrease) in cash and cash equivalents                                           710,095           (4,941,431)

Cash and cash equivalents, beginning of period                                           2,244,625            7,720,902
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    2,954,720   $        2,779,471
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                                 22,414               18,818
   Repayment premium on redemption of promissory notes                                      68,775                    -
Noncash investing and financing activities:
   Capital lease additions                                                                       -               14,715



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2002 and December 31, 2001



1)       BASIS OF PRESENTATION

         The Financial statements for the three and six months ended June 30, 2002 and 2001 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2002. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.

2)       CHANGE IN ACCOUNTING POLICY

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and, accordingly, the Company reclassified acquired labor force intangibles, in the amount of $98,949, to goodwill in compliance with the requirements of the standard. In addition, the Company ceased the amortization of goodwill, totaling $3,997,477, as of the beginning of fiscal 2002.

         SFAS 142 requires goodwill to be tested for impairment under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. During the first quarter, the Company completed the transitional impairment analysis and determined that there is no impairment charge. During the second quarter, the Company performed an annual impairment test and determined that there is no impairment charge. In the future, the Company expects to perform an annual impairment test in the second quarter of each year.

         The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:

                                                         Three months ended June 30,        Six months ended June 30
                                                            2002            2001            2002               2001
                                                       ---------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)

Net Loss - as reported                                 $   (1,414,129)   $ (5,243,205)  $(4,347,452)      $(14,227,913)
Amortization of goodwill and acquired labor force              -              600,283            -           1,038,824
                                                       ------------------------------   ------------------------------

Net Loss - as adjusted                                 $   (1,414,129)   $ (4,642,922)  $(4,347,452)      $(13,189,089)
                                                       ==============================   ==============================

Basic and fully diluted loss per share - as reported   $        (0.01)   $     (0.104)  $     (0.05)      $     (0.263)
Amortization of goodwill and acquired labor force              -                0.010            -               0.018
                                                       ------------------------------   ------------------------------

Basic and full diluted loss per share - as adjusted    $        (0.01)   $     (0.094)  $     (0.05)      $     (0.245)
                                                       ==============================   ==============================


3)       ACCOUNTS RECEIVABLE

                                                                                          June               December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   1,069,347      $   1,370,805
     Other receivables                                                                      138,713            163,037
     Allowance for doubtful accounts                                                       (232,918)          (635,410)
                                                                                      --------------------------------

                                                                                      $     975,142      $     898,432
                                                                                      ================================

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2002 and December 31, 2001

4)       INVENTORIES

                                              June                December
                                             30, 2002             31, 2001
                                          --------------------------------
                                          (Unaudited)            (Audited)

     Finished products                    $   1,286,034      $     959,786
     Raw materials                              181,972            442,917
                                          --------------------------------

                                          $   1,468,006      $   1,402,703
                                          ================================

5)       GOODWILL

         During the 6 month period ended June 30, 2002, goodwill increased by $117,809 due to foreign exchange.


6)       PROMISSORY NOTES

         Under the terms of the promissory notes issued October 19, 2001, the promissory note holders had the right to demand repayment of the outstanding notes as a result of the Company completing additional financing with net proceeds in excess of $5 million. As a result, on March 28, 2002, the Company repaid the principal amount of $432,500 plus accrued interest and repayment premium.

         During the quarter ended March 31, 2002, $263,607 and $64,726 was charged to the consolidated statements of loss for accretion of the promissory notes and accrual of interest and repayment premium, respectively.

7)       RESTRUCTURING CHARGES

         In March 2002, the Company announced it intention to close the Calgary Research and Development facility and integrate its operations in Toronto. It is expected that the transition will be completed in the third quarter of 2002. As a result, $110,000 was charged to the consolidated statement of loss in the period ended March 31, 2002 for the cost of canceling the Company's facility lease commitments. A credit of $32,945 was recorded in the consolidated statement of loss in the period ended June 30, 2002 when a final surrender of lease and acceptance agreement was reached with the landlord.

8)       SHAREHOLDERS' EQUITY

      a) Public Offering - During March, 2002, the Company issued 30,096,662 shares of common stock for cash consideration of $4,497,000, less costs of $165,734.

      b) Conversion of Preferred Stock - During the six months ended June 30, 2002, 10,000 shares of the Series D 5% convertible preferred stock were converted to 5,661,830 shares of common stock.

      c) Release of Escrow Shares - With the change in terms in September 2001, the escrow arrangement ceased to be related to the original Major Wireless acquisition and is now considered to be in the substance of a stock compensation arrangement. Accordingly, the fair value of the remaining 5.4 million shares held in escrow was charged to the consolidated statement of loss (and not recorded as goodwill) at March 31, 2002, when it was determined probable that the escrow milestones would be met.

         Prior to the determination, one of the escrow shareholders, through mutual agreement, returned 18,750 share of common stock to the Company for cancellation. The remaining 5,381,250 common shares held in escrow were recorded at a fair value of $914,813 based on the stock price of $0.17 at March 31, 2002. The Company charged $204,000 and $710,813 to the consolidated statement of loss as compensation and selling, general and administration expenses respectively.

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 2002 and December 31, 2001

         On April 24, 2002, the Company achieved the fourth milestone and released 1,345,313 shares of common stock. Based on the stock price of $0.13 on that date, the intrinsic value of the shares released to an employee was reduced by $12,000 from the amount recorded in March. The Company credited the $12,000 to the consolidated statement of loss as compensation expenses.

         On or about June 6, 2002, the Company achieved the fifth milestone and released 1,345,313 shares of common stock. Based on the average stock price of $0.145 during that period, the intrinsic value of the shares released to an employee was reduced by $7,500 from the amount recorded in March. The Company credited the $7,500 to the consolidated statement of loss as compensation expenses.

         At June 30, 2002, the company credited $24,000 to the consolidated statement of loss as compensation expenses, based on the intrinsic value of the shares held in escrow for an employee. Changes in the intrinsic value of the stock held by an employee will continue to be charged to the consolidated statements of loss until the last milestone is actually met and the shares are released from escrow.

         As a result of the determination that achievement of the milestones was probable, the $21,569 fair value of certain performance based non-employee options was charged to consulting expense, in March 2002.

      d) Employee Stock Purchase Plan - On May 1, 2002, the Company issued 224,338 shares of common stock for cash consideration of $26,696 to employees under the Company's Employee Stock Purchase Plan

9)       COMMITMENTS AND CONTINGENCIES

      a) Letter of Credit

         The Company has issued a letter of credit in the amount of $600,000 to one of its contract manufacturers.

      b) Employee Stock Option Agreements

         The Company has three existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan and the Employee Stock Option (2000) Plan which have authorized shares of 6,250,000, 3,000,000 and 6,000,000 shares, respectively. Through June 30, 2002, the Company had awarded 5,941,592 options under the Employee Stock Option (1997) Plan, 2,359,240 options under the 1999 Incentive and Nonqualified Stock Option Plan and 5,259,279 options under the Employee Stock Option (2000) Plan.

      c) Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the opening or closing price dufring any plan period. By the end of the second quarter of 2002, 392,736 shares of common stock had been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

      d) Litigation

         On January 30, 2002, a former employee of the Company filed suit for breach of contract of employment and has made claims in the amount of $345,000 plus costs. The Company believes that the case is without merit and plans to vigorously defend this lawsuit. No provisions have been made for expenses that may be incurred to resolve the lawsuit and, although there can be no assurance as to the ultimate outcome, management believes it will not have a material impact on the Company's business, results of operations and financial condition.

10)      SEGMENTED INFORMATION

         INDUSTRY SEGMENTS

         The  Company   operates  in  one  industry   segment:   wireless   data
         communications product.

         GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;

                                              Three Months ended                     Six Months ended
                                                    June 30                              June 30

                                          2002                2001                2002              2001

                                    ----------------------------------------------------------------------------
     Revenue by Region                 (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

     Canada                         $     254,774         $  197,012            350,266        $  289,843
     Australia                            534,882          1,074,453            977,089         1,819,628
     United States                      1,279,058            357,878          1,987,440           629,474
     Rest of World                        276,153            844,075            643,060         1,564,876
                                    ------------------------------------------------------------------------------

                                    $   2,344,867         $2,473,418         $3,957,855        $4,303,821
                                    ==============================================================================


                                                           Six months ended June 30, 2002  (Unaudited)
                                                                 Canada         Australia           Total
                                                       ----------------------------------------------------


     Property, plant and equipment                     $    1,015,622       $     110,817      $  1,126,439
     Goodwill                                               2,843,090           1,272,196         4,115,286
                                                       ----------------------------------------------------

                                                       $    3,858,712       $   1,383,013      $  5,241,725
                                                       ====================================================


                                                              Year ended December 31, 2001 (Audited)
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

12)      SUBSEQUENT EVENTS
         At the annual general meeting of shareholders, held July 9, 2002, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 to 400,000,000.

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation.


         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended June 30, 2002.



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


         Liquidity and Capital Resources.

         The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue its business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products and the operations of the Company.

         During the first six months of 2002, the Company raised $4,497,000, less cash expenses of $165,734, through the sale of 30,096,662 shares of common stock registered by the Company on an S-3 shelf registration statement and $26,696 through the sale of 224,338 shares of common stock to employees through the Company's Employee Stock Purchase (2000) Plan.

         Based on the Company's current plans and projections, Management believes that the Company has the funds to meet its current and future financial commitments until it achieves positive cash flows from operations.


         Current Activities.

         The Company currently has approximately 54 employees located in its head office in Toronto, Ontario, its Research and Development facility in Calgary, Alberta and its sales offices and subsidiaries in the United States, Canada and Australia, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

Results of Operations

Revenue

         Total revenue increased 45% compared to Q1 2002 but declined 5% compared to Q2 2001. WaveRider has increased its focus on North American sales resulting in significant quarter on quarter growth with the growing acceptance of the LMS network systems. Revenue in the United States has increased 81% in Q2 2002 compared to Q1 2002 and 257% compared to Q2 2001. Revenue outside of North America showed a marked decline due to the reduction in staff the Company implemented in Q3 2001 and the loss of sales opportunities in the Middle East. It is management's view that international sales will recover over time.


Cost of Product and Internet Sales

         Gross Margin on Product and Internet Sales declined in Q2 2002 to 28.1% from 28.6% in Q1 2002 and 33.7% in Q2 2001. The declines are the result of the increased focus in North America where competition has resulted in lower overall pricing. The Company expects to be able to offset the pricing pressures in the future through economies of scale and product refinements to allow it to maintain and enhance margins in the second half of the year.


Expenses

         Selling, general and administrative expenses, including stock based compensation, decreased to $1,288,954 in Q2 2002 from $3,490,438 in the corresponding period of 2001 and from $2,436,282 in Q1 2002. The decrease from Q1 2002 was the result of: incurring expenses in Q1 2002 in the amount of $936,382 related to the fair value of escrow shares; recovering $43,500 of these expenses in Q2 2002 as a result of a reduction in the market price of the Company's common stock; and, ongoing focus on control of discretionary spending. The decline from prior year is the result of the significant staff reductions in Q3 2001 and continued focus on discretionary spending.

As discussed in the Company's 10-K for 2001, the Company has moved to a level of sustaining engineering for its NCL and LMS product families, with Research and Development costs in Q2 2002 amounting to $479,657, compared to $1,322,960 for the corresponding quarter in 2001 and $336,108 in Q1 2002. In March 2002, we announced that we intend to close our Calgary facility during the second half of 2002 and transition the operations to our Toronto location. We anticipate that we will continue to maintain our reduced expenditure levels through 2002, as we consolidate our Research and Development activities into our Toronto location. The final costs of this transition have not been determined but due to the relatively long transition period the company does not expect to incur significant costs for severance or termination of agreements.

Depreciation and amortization expense declined to $282,672 in Q2 2002 from $854,434 in Q2 2001 and as a result of the change in accounting policy, which ended the amortization of goodwill effective January 1, 2002.

Interest and other expenses amounted to $22,347 in Q2 2002 compared to $311,616 in Q2 2002 and $336,882 in Q1 2002. Included in interest and other expenses in Q1 2002 was $263,607 related to the accretion of the promissory notes. Costs in Q2 2001 were the result of the costs of conversion of the promissory notes issued in December 2000.

PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

                  None



Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                             WaveRider Communications Inc.




Date: July 26, 2002          /s/ D. Bruce Sinclair

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