Form 10-Q
period 2002-09-30
WAVERIDER COMMUNICATIONS INC
filed 2002-11-07
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                    Form 10-Q


  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



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

       Yes __X__;    No _____
             -



Applicable only to corporate issuers:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 5, 2002

116,083,227 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__
                        -

                          WAVERIDER COMMUNICATIONS INC.


                                   FORM 10 - Q


                     For the Period Ended September 30, 2002


                                      INDEX


                                                                                                 Page


PART I.     FINANCIAL INFORMATION                                                                  3


Item 1.     Financial Statements                                                                 3-10

          Consolidated Balance Sheets                                                              3

          Consolidated Statements of Operations                                                    4

          Consolidated Statements of Cash Flows                                                    5

          Notes to Consolidated Financial Statements                                             6-10


Item 2.     Management's Discussion and Analysis
                  or Plan of Operation                                                          11-14



PART II     OTHER INFORMATION                                                                     14


Item 6.     Reports on Form 8-K                                                                   14


            Signatures                                                                            15


                         PART I. FINANCIAL INFORMATION


                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  September 30,     December 31,
                                                                                      2002              2001
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   1,679,555     $   2,244,625
    Accounts receivable                                                                1,146,123           898,432
    Due from contract manufacturers                                                       82,438            41,295
    Inventories                                                                        1,399,877         1,402,703
    Current portion of notes receivable                                                   45,129            32,800
    Prepaid expenses and other assets                                                    148,810           297,282
                                                                                   -------------    --------------
                                                                                       4,501,932         4,917,137

Notes receivable                                                                               -            32,801
Property, plant and equipment                                                            904,852         1,671,088
Goodwill                                                                                       -         3,997,477
                                                                                   -------------    --------------
                                                                                   $   5,406,784    $   10,618,503
                                                                                   =============    ==============

LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   2,569,480    $    2,314,920
    Consideration payable on business combination                                              -           105,256
    Promissory notes                                                                           -           168,893
    Deferred revenue                                                                     277,597           265,505
    Current portion of obligation under capital lease                                     24,788           131,145
                                                                                   -------------    --------------
                                                                                       2,871,865         2,985,719

Obligation under capital lease                                                            23,989            36,312
                                                                                   -------------    --------------
                                                                                       2,895,854         3,022,031
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 17,200 shares at September 30, 2002 and
    29,000 at December 31, 2001                                                              172               290
Common Stock, $.001 par value per share: authorized - 400,000,000 shares;
    issued and outstanding -  115,905,840 shares at September 30, 2002
    72,973,681 shares at December 31, 2001                                               115,906            72,974
Additional paid in capital                                                            71,032,293        65,830,352
Other equity                                                                          13,770,301        13,748,732
Accumulated other comprehensive loss                                                     (71,091)         (104,586)
Deficit                                                                              (82,336,651)      (71,951,290)
                                                                                   --------------   ---------------
                                                                                       2,510,930         7,596,472
                                                                                   --------------   ---------------
                                                                                   $   5,406,784    $   10,618,503
                                                                                   ==============   ===============


Going concern (note 1)
                See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30

                                                              2002              2001           2002           2001

                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       --------------------------------------------------------------

CONSOLIDATED STATEMENT OF LOSS

REVENUE
     Product sales                                     $    2,080,536     $ 1,640,499    $    5,943,411     $ 5,843,949
     Internet sales                                            43,874          48,710           138,854         149,081
                                                       --------------     -----------    --------------    ------------

                                                            2,124,410       1,689,209         6,082,265       5,993,030

COST OF PRODUCT AND INTERNET SALES                          1,821,554       1,252,119         4,658,539       4,280,265
                                                       --------------      ----------    --------------    ------------

GROSS MARGIN                                                  302,856         437,090         1,423,726       1,712,765
                                                       --------------     -----------    --------------     -----------

EXPENSES
     Selling, general and administration                    1,443,638       2,143,988         5,008,374       8,131,987
       Employee stock based compensation                       12,000                -          172,500               -
     Research and development                                 497,753       1,075,479         1,313,518       4,018,532
     Depreciation and amortization                            273,736        1,237,478          826,828       2,763,445
     Bad debt expense                                           8,127          234,923           37,622         497,935
     Write down of goodwill                                 4,069,696          155,050        4,069,696         155,050
     Interest expense                                          42,902          84,050           402,131       4,956,709
     Interest income                                           (7,087)          (4,872)         (21,582)        (93,974)
                                                       --------------     ------------   ---------------   ------------

                                                            6,340,765        4,926,096       11,809,087      20,429,684
                                                       --------------     ------------   --------------    ------------

NET LOSS                                               $  (6,037,909)     $   (4,489,006)$  (10,385,361)   $(18,716,919)
                                                       =============      ============== ==============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.05)     $     (0.07)  $        (0.10)   $      (0.33)
                                                       ==============     ============   ==============    ============

Weighted Average Number of Common Shares                  114,790,464       61,365,893      101,554,237      59,143,938
                                                       ==============     ============   ==============    ============


CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (76,298,742)     (64,686,253)     (71,951,290)    (49,414,508)

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)    (18,716,919)

BENEFICIAL CONVERSION ON PREFERRED STOCK                            -                -                -      (1,043,832)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (82,336,651)    $(69,175,259)  $  (82,336,651)   $(69,175,259)
                                                       ==============     =============  ==============    ============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)    (18,716,919)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Cumulative translation adjustment                         (20,658)          (3,318)          33,495        (174,094)
                                                       ---------------    ------------   --------------    ------------

COMPREHENSIVE LOSS                                     $   (6,058,567)    $ (4,492,324)  $  (10,351,866)   $(18,891,013)
                                                        =============     ============   ==============    ============


                      See accompanying notes to financial
                                  statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                         Nine months ended September 30
                                                                                           2002                 2001
                                                                                    ------------------------------------
                                                                                     (Unaudited)         (Unaudited)
OPERATIONS

Net loss                                                                            $  (10,385,361)      $  (18,716,919)
Items not involving cash
    Depreciation                                                                           826,828              773,052
    Amortization of goodwill                                                                     -            1,990,393
    Write-down of goodwill                                                               4,069,696              155,050
    Non-cash financing charges                                                             263,607            4,688,652
    Charges for shares released from escrow                                                710,813              183,200
    Compensatory shares released from escrow to employee                                   172,500              629,000
    Non-employee stock options                                                              21,569               85,612
    Warrants issued to consultants                                                               -              117,128
    Bad debt expense                                                                        37,622              497,935
    Loss on disposal of fixed assets                                                        40,295                    -
    Foreign exchange gain                                                                  (15,649)             (48,265)
    Accrued interest expense on promissory notes                                                 -               56,875
    Accrued interest expense on consideration payable
     on business acquisition                                                                    -                60,000
Net changes in non-cash operating working capital items                                     63,190              (88,151)
                                                                                    -----------------------------------

                                                                                        (4,194,890)          (9,616,438)
                                                                                    -----------------------------------
INVESTING

Acquisition of property, plant and equipment                                               (99,671)            (282,557)
Proceeds on disposal of property, plant and equipment                                       20,837                    -
                                                                                    -----------------------------------

                                                                                           (78,834)            (282,557)
                                                                                    -----------------------------------
FINANCING

Proceeds from sale of shares net of issue fees                                           4,357,962            2,739,154
Payment of consideration payable on business combination                                  (105,256)
Repayment of promissory notes                                                             (432,500)                   -
Payments on capital lease obligations                                                     (104,822)            (175,205)
                                                                                    ------------------------------------

                                                                                         3,715,384            2,563,949
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (6,730)               2,002
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                          (565,070)          (7,333,044)

Cash and cash equivalents, beginning of period                                           2,244,625            7,720,902
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    1,679,555       $      387,858
                                                                                    ===================================

Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                                 26,294               26,386
   Repayment premium on redemption of promissory notes                                      68,775                    -
Noncash investing and financing activities:
   Stock released from escrow                                                              883,313            2,201,500
   Capital lease additions                                                                       -               16,620
   Disposal of capital lease                                                               (19,103)             (27,601)
   Stock issued for payment of consideration payable on business combination                     -              924,917
   Conversion of a portion of convertible notes to common shares                                 -            3,481,699
   Payment in warrants of financing fee                                                          -               22,007
   Beneficial conversion of preferred stock                                                      -            1,043,832

                See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)




1)       GOING CONCERN

         These financial statements are prepared on a going-concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred an operating loss of $10,385,361 for the nine months ended September 30, 2002 (2001 - $18,716,919) and reported a deficit at that date of $82,336,651 (2001 - $69,175,259). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations. Furthermore, the current financial markets and the Company's current financial position make it unlikely in management's view that the Company will be able to raise any additional capital or debt financing within the next twelve months.

         In recognition of these circumstances, the Company took significant steps in October 2002 (Note 11) to reduce its workforce and operating costs. In addition, management will consider other financing alternatives should market conditions and Company performance indicators improve. However, the outcome of these initiatives is not certain.

         The ability of the Company to continue as a going concern is dependent upon it achieving and maintaining profitable and cash flow positive operations or securing additional external funding to meet its obligations as they come due. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.


2)       BASIS OF PRESENTATION

         The Financial statements for the three and nine months ended September 30, 2002 and 2001 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results of operations for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001.


3)       GOODWILL AND OTHER INTANGIBLE ASSETS

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

         SFAS 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

         The continued and, more recently, sharp decline in the telecommunications sector prompted a revision of all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value.

         Prior to the impairment charge, during the nine month period ended September 30, 2002, goodwill increased by $72,219 due to foreign exchange.

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)

         The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:

                                                      Three months ended September 30,    Nine months ended September 30
                                                            2002            2001            2002               2001
                                                     ------------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)

     Net Loss - as reported                            $   (6,037,909)   $ (4,489,006)  $(10,385,361)   $  (18,716,919)
     Amortization of goodwill                                       -         951,569            -           1,990,393
                                                       ------------------------------   -------------------------------

     Net Loss - as adjusted                            $   (6,037,909)   $ (3,537,437)  $(10,385,361)   $  (16,726,526)
                                                       ===============================  ===============================

     Basic and fully diluted loss per share            $        (0.05)   $      (0.07)  $      (0.10)   $        (0.33)
     - as reported Amortization of goodwill                         -            0.01            -                0.03
                                                       ------------------------------   -------------------------------

     Basic and full diluted loss per share             $        (0.05)   $      (0.06)  $      (0.10)   $        (0.30)
     - as adjusted                                    ===============================   ===============================



4)       ACCOUNTS RECEIVABLE

                                                                                        September             December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   1,267,109      $   1,370,805
     Other receivables                                                                      145,761            163,037
     Allowance for doubtful accounts                                                       (266,747)          (635,410)
                                                                                      ---------------------------------

                                                                                      $   1,146,123      $     898,432
                                                                                      ================================


5)       INVENTORIES
                                                                                         September           December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Finished products                                                                $   1,281,709      $     959,786
     Raw materials                                                                          118,168            442,917
                                                                                      --------------------------------

                                                                                      $   1,399,877      $   1,402,703
                                                                                      ================================


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

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)

7)       SHAREHOLDERS' EQUITY

a)       Public Offering - During March, 2002, the Company issued
         30,096,662 shares of common stock for cash consideration of $4,497,000, less costs of $165,734.

b) Conversion of Preferred Stock - During the nine months ended September 30, 2002, 11,800 shares of the Series D 5% convertible preferred stock were converted to 7,229,909 shares of common stock. Conversions by quarter were:

                                                                Preferred Shares             Common Shares
               Quarter ended                                           Converted                    Issued
                                                                ----------------             -------------
               March 31, 2002                                              9,000                 5,017,500
               June 30, 2002                                               1,000                   644,330
               September 30, 2002                                          1,800                 1,568,079
                                                               -----------------         -----------------

               Total                                                      11,800                 7,229,909
                                                               -----------------         -----------------

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

         Prior to the determination, one of the escrow shareholders, through mutual agreement, returned 18,750 shares of common stock to the Company for cancellation. The remaining 5,381,250 common shares held in escrow were recorded at a fair value of $914,813 based on the stock price of $0.17 at March 31, 2002. The Company charged $204,000 and $710,813 to the consolidated statement of loss as compensation and selling, general and administration expenses respectively.

         On April 24, 2002, the Company achieved the fourth milestone and accordingly released 1,345,313 shares of common stock. Based on the stock price of $0.13 on that date, the intrinsic value of the shares released to an employee was reduced by $12,000 from the amount recorded in March. This recovery amount was included in compensation expenses in the consolidated statement of loss.

         On or about June 6, 2002, the Company achieved the fifth milestone and released 1,345,313 shares of common stock. Based on the average stock price of $0.145 during that period, the intrinsic value of the shares released to an employee was reduced by $7,500 from the amount recorded in March. This recovery amount was included in compensation expenses in the consolidated statement of loss.

         At June 30, 2002, the intrinsic value of the shares held in escrow for an employee was reduced by $24,000 from the amount recorded in March, based on the stock price of $0.13 on that date. This recovery amount was included in compensation expenses in the consolidated statement of loss.

         On July 16, 2002, the Company achieved the final milestone and released the remaining 2,690,625 shares of common stock. Based on the stock price of $0.15 on that date, the intrinsic value of the shares release to an employee was increased by $12,000 from the amount recorded at June 30, 2002. This expense amount was included in compensation expenses in the consolidated statement of loss.

         As a result of the determination that achievement of milestones was probable, an amount of $21,569, being the fair value of certain performance based non-employee options, was charged to consulting expense,, in March 2002.

d) Employee Stock Purchase Plan - On May 1, 2002, the Company issued 224,338 shares of common stock for cash consideration of $26,696 to employees under the Company's Employee Stock Purchase Plan.

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)

8)       COMMITMENTS AND CONTINGENCIES

     a)  Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 6,250,000, 3,000,000, 6,000,000 and 6,000,000 shares, respectively.
         Through September 30, 2002, the Company had awarded 5,941,592 options under the Employee Stock Option (1997) Plan, 2,356,724 options under the 1999 Incentive and Nonqualified Stock Option Plan, 5,248,355 options under the Employee Stock Option (2000) Plan. No awards had been made under the Employee Stock Option (2002) Plan.

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


9)       SEGMENTED INFORMATION

     OPERATING SEGMENTS

         The  Company   operates  in  one  operating   segment:   wireless  data
         communications product.

     GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;

                                              Three Months ended                    Nine Months ended
                                                 September 30                          September 30

                                          2002                2001                2002              2001

                                    ----------------------------------------------------------------------------
     Revenue by Region                 (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

     Canada                            $  175,232        $     81,342         $   525,499     $   371,185
     Australia                            477,417             635,803           1,454,506       2,455,431
     United States                      1,220,637             596,919           3,208,076       1,226,393
     Rest of World                        251,124             375,145             894,184       1,940,021
                                    ----------------------------------------------------------------------------

                                       $2,124,410        $  1,689,209         $ 6,082,265     $ 5,993,030
                                    ============================================================================


                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)


                                                           Nine months ended September 30, 2002  (Unaudited)
                                                                 Canada         Australia           Total
                                                       ---------------------------------------------------

     Property, plant and equipment                        $   797,458       $    107,394      $    904,852


                                                              Year ended December 31, 2001        (Audited)
                                                                  Canada       Australia            Total
                                                       ---------------------------------------------------

     Property, plant and equipment                      $   1,524,076       $    147,012      $  1,671,088
     Goodwill                                               2,843,090          1,154,387         3,997,477
                                                       ---------------------------------------------------

                                                        $   4,367,166       $  1,301,399      $  5,668,565
                                                       ===================================================


10)      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.


11)      SUBSEQUENT EVENTS

         Due to the continuing decline and uncertainty in the telecommunications sector, on October 15, 2002, the Company announced a restructuring plan that included headcount reductions and salary deferrals. Included in the plan was a commitment to pay terminated employees deferred severance payments of approximately $190,500. These amounts will be accrued in the fourth quarter of 2002 and paid during the fourth quarter of 2003. Additionally, the Company will accrue, but not pay until the fourth quarter of 2003, approximately $83,000 in compensation to senior staff. The Company also structured its sales compensation to reduce fixed salary costs and increase the variable achievement-based component.

         On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company authorized the award of 2,650,000 stock options, exercisable at $0.01 per share, to the Company's staff and certain management. These options will vest equally over four quarters and will be recorded as compensation options. As such, the $206,700 excess of the current market value over their exercise price will be recorded as other equity in shareholder's equity with a corresponding deferred compensation charge. The deferred compensation charge will be amortized in the consolidated statement of loss over the vesting period.

                                     ITEM 2.

Management's Discussion and Analysis or Plan of Operation.

    The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended September 30, 2002.

      Forward-Looking Information.

      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.

Overview

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

Market Environment and Strategic Direction

     Over the past two years, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers and a lack of venture capital for new entrants. This trend is expected to continue at least throughout calendar 2002. Reasons for this market deterioration include the economic slowdown in the technology sector, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been significantly adversely affected.

     During this prolonged sector downturn, we have concentrated on the things we can control, such as working closely with our customers to get our products and services established in a number of markets, significantly reducing our cost structure, reducing our breakeven revenue figure and improving our balance sheet. However, if capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, or we do not continue to realize cost reductions or reduce inventory related charges, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.

Liquidity and Capital Resources.

      The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. ___ The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products and the operations of the Company.

    During the first nine months of 2002, the Company raised $4,497,000, less cash expenses of $165,734, through the sale of 30,096,662 shares of common stock registered by the Company on an S-3 shelf registration statement and $26,696 through the sale of 224,338 shares of common stock to employees through the Company's Employee Stock Purchase (2000) Plan.

    Up to the current period, the Company has had to rely on its ability to raise money through equity financing to pursue its business endeavors. With the ongoing stock market declines in the technology sector and the Company's current financial position and results, management has determined that it is unlikely that the Company can raise further capital or debt financing at this time. As a result, subsequent to the quarter end, on October 15, 2002, the Company announced a new round of restructuring, which included headcount reductions, reductions and deferrals of senior level salaries and even stricter discretionary spending controls. Based on the Company's current plans and projections, management believes that the Company has the funds to meet its current and future financial commitments until it achieves positive cash flows from operations. However, the significant slowdown in capital spending in our target markets has created unanticipated uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. The uncertainty and variations in our markets means that accurately projecting future results, earnings and cash flow is increasingly difficult. As a result, management has determined that a going concern note should be included in the Company's financial statements until such time as adequate funding can be obtained through operations or external financing arrangements.

      Current Activities.

      The Company currently has approximately 41 employees located in its head office in Toronto, Ontario, and its sales offices and subsidiaries in the United States, Canada, and Australia, as well as at its subsidiary, JetStream Internet Services in Salmon Arm, British Columbia. The majority of these employees are involved in the design, development and marketing of the WaveRider(R) line of wireless data communications products.

Results of Operations

Revenue

     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                    Three months ended September 30,        Nine months ended September 30,
                                    --------------------------------        -------------------------------

                                    2002        2001      % Change             2002         2001      % Change
                               -------------------------------------------------------------------------------

     North America             $   1,396     $    678       105.9%           $ 3,733      $ 1,598       133.6%
     Non-N.A.                        728        1,011       (28.0%)            2,349        4,395       (46.6%)
                               -------------------------------------------------------------------------------

     Total revenues            $   2,124       `1,689        25.8%             6,082        5,993         1.5%
                               ===============================================================================

     Percentage of total revenue

     North America                 65.7%        40.1%                          61.4%      26.7%
     Non-N.A.                      34.3%        59.9%                          38.6%      73.3%

     Total revenue increased 25.8% in Q3 2002, compared to Q3 2001, but declined 9.4% compared to Q2 2002. Quarter on quarter declines were seen in all regions, with North American revenue declining 9.0% during the quarter and Non-North American revenue declining 10.2%.

     Revenue during the quarter mainly was the result of sales of the Company's 900 MHz LMS 3000 product line. Sales were for the initial installation of systems in numerous jurisdictions and, in certain instances, for additional equipment to expand operations. While the Company anticipates most, if not all, customers will purchase additional equipment to expand their systems, we do not have minimum volume purchase agreements with any of our customers.

     Throughout Q3 2002, we maintained our pricing levels, however, we do face increasing pricing pressures, especially in the highly competitive North American market. The Company expects to be able to offset the pricing pressures in the future through economies of scale and product refinements to allow us to maintain and enhance our margins.

Gross Margin

     The following table presents our gross margin and the percentage to total revenues ($000's):

                      Three months ended                 Nine months ended
                         September 30,                     September 30,
                      2002          2001                  2002         2001
                      ----          ----                  ----         ----

Gross margin          $303          $437                 $1,424       $1,713
Gross margin rate     14.3%         25.9%                 23.4%        28.6%


     Declines in gross margin rate were the result of:

         1. Specific write-off $275,000 in excess inventories resulting from the decline in demand for specific product categories, specifically related to the 2.4 GHz product line.
         2. Increase in sales within North America where pricing competition is stronger resulting in lower on going margins.

     To maintain or improve our current gross margin level we will depend upon our ability to improve sales volumes, introduce cost reduced products and limit inventory related charges

Expenses

     The following table presents our operating expenses ($000's):

                                         Three months ended September 30,          Nine months ended September 30,
                                         --------------------------------          -------------------------------

                                             2002       2001       % Change           2002       2001     % Change
                                         -------------------------------------------------------------------------
     Selling, general and administrative
      (excluding the following)              1,444     2,144        (32.6%)            5,008      8,132     (38.4%)
     Employee stock based compensation          12         -          n/a                172          -      n/a
     Bad debt expense                            8       235        (96.6%)               38        498     (92.4%)
                                         -------------------------------------------------------------------------

     Total SG&A                              1,464     2,379        (38.5%)            5,218      8,630     (39.5%)

     Research and Development                  498     1,075        (53.7%)            1,314      4,019     (67.3%)

     Depreciation and amortization             274     1,237        (77.8%)              827      2,763     (70.1%)
     Write-down of goodwill                  4,070       155       2,525.8%            4,070        155    2,525.8%

         Restructuring in Q3 2001 and the transition of our research and development, logistics and full support operations to our Toronto facilities, have resulted in a significant reduction in staff and operating costs. Details of the restructuring are included in the Company's annual report on form 10-K.

     Selling, general and administrative expenses increased by 9.9% in Q3 2002 from Q2 2002, mainly due to restructuring charges related to the closure of our Calgary facility. The Calgary facility was closed on September 30, 2002 and completion of the transition will occur in Q4 2002.

     Research and development costs increased by 3.8% in Q3 2002 from Q2 2002, resulting from an increase in contract development and supplies.

     During Q3 2002, due to the continued decline in telecom spending and its impact on projected future revenues to the Company, management determined that there had been an impairment of the goodwill arising from the release of escrow shares and the purchase of ADE Network Technology Pty Ltd. As a result, the Company wrote off $4,069,696 of goodwill in Q3 2002 compared to a write off of $155,050 during Q3 2001. With the current write off, the Company no longer has any goodwill.


PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its annual general meeting on July 9, 2002 in Toronto, Canada. Notice of Meeting, dated May 30, 2000, was distributed to all shareholders of record, effective May 28, 2002, and filed with the Security and Exchange Commission on form 14A on May 24, 2002.

c)       Three matters were voted upon at the annual general meeting.

         1. Mr. Gerry Chastelet, Mr. John Curry, Mr. Cameron Mingay, Mr. Bruce Sinclair, and Mr. Dennis Wing were elected as directors of the Company. The votes for the directors were as follows:

                                         For          Against    Abstained

                Gerry Chastelet        87,136,433     36,110     1,156,113
                John Curry             87,136,433     36,110     1,156,113
                Cameron Mingay         87,136,433     36,110     1,156,113
                Bruce Sinclair         87,138,533     34,010     1,156,113
                Dennis Wing            87,136,433     36,110     1,156,113

         2. The Company's Employee Stock Option (2002) Plan was approved by the shareholders. Votes were 20,341,821 For, 4,351,040 Against and 500,364 Abstaining.

         3. The proposal to amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 200,000,000 to 400,000,000 was approved by the shareholders. Votes were 79,302,446 For, 8,848,781 Against and 177,429 Abstaining.


Item 6.     Exhibits and Reports on Form 8-K

         None

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                        WaveRider Communications Inc.


Date: November 7, 2002                  /s/ D. Bruce Sinclair

                                        -------------------------------
                                        D. Bruce Sinclair
                                        President and Chief Executive Officer

                                        /s/ T. Scott Worthington
                                        -------------------------------
                                        T. Scott Worthington
                                        Chief Financial Officer.

                                                              November 7, 2002


                                 CERTIFICATIONS


I, D. Bruce Sinclair, Chief Executive Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WaveRider Communications Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information include in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002

By:     /s/ D. Bruce Sinclair
        ------------------------------------------
        D. BRUCE SINCLAIR, CHIEF EXECUTIVE OFFICER

                                                                November 7, 2002


                                 CERTIFICATIONS


I, T. Scott Worthington, Chief Financial Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WaveRider Communications Inc..

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 7, 2002

By:     /s/ T. Scott Worthington
        ----------------------------------------------
        T. SCOTT WORTHINGTON, CHIEF FINANCIAL  OFFICER