Form 10-Q/A
period 2002-09-30
WAVERIDER COMMUNICATIONS INC
filed 2003-02-13
CIK 844053

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

PART I.           FINANCIAL INFORMATION


                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  September 30,     December 31,
                                                                                      2002              2001
                                                                                   (Unaudited)        (Audited)
ASSETS

Current
    Cash and cash equivalents                                                      $   1,679,555     $   2,244,625
    Accounts receivable                                                                1,146,123           898,432
    Due from contract manufacturers                                                       82,438            41,295
    Inventories                                                                        1,399,877         1,402,703
    Current portion of notes receivable                                                   45,129            32,800
    Prepaid expenses and other assets                                                    148,810           297,282
                                                                                   -------------    --------------

                                                                                       4,501,932         4,917,137

Notes receivable                                                                               -            32,801
Property, plant and equipment                                                            904,852         1,671,088
Goodwill                                                                                       -         3,997,477
                                                                                   -------------    --------------

                                                                                   $   5,406,784    $   10,618,503
                                                                                   =============    ==============

LIABILITIES

Current
    Accounts payable and accrued liabilities                                       $   2,569,480    $    2,314,920
    Consideration payable on business combination                                              -           105,256
    Promissory notes                                                                           -           168,893
    Deferred revenue                                                                     277,597           265,505
    Current portion of obligation under capital lease                                     24,788           131,145
                                                                                   -------------    --------------

                                                                                       2,871,865         2,985,719

Obligation under capital lease                                                            23,989            36,312
                                                                                   -------------    --------------

                                                                                       2,895,854         3,022,031
SHAREHOLDERS' EQUITY

Preferred Stock, $.01 par value per share: authorized - 5,000,000 shares;
    issued and outstanding 17,200 shares at September 30, 2002 and
    29,000 at December 31, 2001                                                              172               290
Common Stock, $.001 par value per share: authorized - 400,000,000 shares;
    issued and outstanding -  115,905,840 shares at September 30, 2002
    72,973,681 shares at December 31, 2001                                               115,906            72,974
Additional paid in capital                                                            71,032,293        65,830,352
Other equity                                                                          13,770,301        13,748,732
Accumulated other comprehensive loss                                                     (71,091)         (104,586)
Deficit                                                                              (82,336,651)      (71,951,290)
                                                                                   --------------   ---------------

                                                                                       2,510,930         7,596,472

                                                                                   $   5,406,784    $   10,618,503
                                                                                   =============    ==============


Going concern (note 1)
See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2002              2001           2002           2001
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       --------------------------------------------------------------

CONSOLIDATED STATEMENT OF LOSS

REVENUE

     Product sales                                     $    1,868,749     $ 1,282,852    $    4,748,948     $4,679,407
     Service sales                                            255,661         406,357         1,333,317      1,313,623
                                                       --------------     -----------    --------------    ------------


                                                            2,124,410       1,689,209         6,082,265      5,993,030

COST OF PRODUCT AND INTERNET SALES


     Product sales                                          1,755,417        1,141,660        4,432,765       3,939,952
     Service sales                                             66,137          110,459          225,774         340,313
                                                       --------------     ------------   --------------    ------------


                                                            1,821,554       1,252,119         4,658,539      4,280,265
                                                       --------------      ----------    --------------    -----------

GROSS MARGIN                                                  302,856         437,090         1,423,726      1,712,765
                                                       --------------     -----------    --------------    -----------

EXPENSES
     Selling, general and administration                    1,443,638       2,143,988         5,008,374      8,131,987
       Employee stock based compensation                       12,000               -           172,500              -
     Research and development                                 497,753        1,075,479        1,313,518       4,018,532
     Depreciation and amortization                            273,736        1,237,478          826,828       2,763,445
     Bad debt expense                                           8,127          234,923           37,622         497,935
     Write down of goodwill                                 4,069,696          155,050        4,069,696         155,050
     Interest expense                                          42,902           84,050          402,131       4,956,709
     Interest income                                           (7,087)          (4,872)         (21,582)        (93,974)
                                                       --------------     ------------   ---------------   ------------

                                                            6,340,765        4,926,096       11,809,087      20,429,684
                                                       --------------     ------------   --------------    ------------

NET LOSS                                               $  (6,037,909)     $ (4,489,006)  $  (10,385,361)   $(18,716,919)
                                                       =============      ============== ==============    =============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.05)     $     (0.07)  $        (0.10)   $      (0.33)
                                                       ==============     ============   ==============    =============

Weighted Average Number of Common Shares                  114,790,464       61,365,893      101,554,237      59,143,938
                                                       ==============     ============   ==============    ============


CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (76,298,742)     (64,686,253)     (71,951,290)    (49,414,508)

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)    (18,716,919)

BENEFICIAL CONVERSION ON PREFERRED STOCK                            -                -                -      (1,043,832)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (82,336,651)    $(69,175,259)  $  (82,336,651)   $(69,175,259)
                                                       ==============     =============  ==============    =============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)    (18,716,919)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Cumulative translation adjustment                         (20,658)          (3,318)          33,495        (174,094)
                                                       ---------------    ------------   --------------    -------------

COMPREHENSIVE LOSS                                     $   (6,058,567)    $ (4,492,324)  $  (10,351,866)   $(18,891,013)
                                                        =============     ============   ==============    =============


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

See accompanying notes to financial statements..

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


         As a result of the continued and, more recently, sharp decline in the telecommunications sector prompted, the Company determined that it could not continue its operations at its current level without further funding and that, given the state of the telecommunications sector and the financial markets, it was unlikely that additional funding would be available. As such, the Company took a number of actions to reduce costs and restructure its operations (See Note 11 - Subsequent Events). Included in these actions was a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which is viewed as an independent reporting unit, and for WaveRider Communications Inc. In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after revising all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)

         Prior to the impairment charge, during the nine month period ended September 30, 2002, goodwill increased by $72,219 due to foreign exchange.


         The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:

                                                      Three months ended September 30,    Nine months ended September 30
                                                            2002            2001            2002               2001
                                                     -----------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)

     Net Loss - as reported                            $   (6,037,909)   $ (4,489,006)  $(10,385,361)   $  (18,716,919)
     Amortization of goodwill                                       -         951,569            -           1,990,393
                                                       ------------------------------   ------------------------------

     Net Loss - as adjusted                            $   (6,037,909)   $ (3,537,437)  $(10,385,361)   $  (16,726,526)
                                                       ===============================  ===============================

     Basic and fully diluted loss per share            $        (0.05)   $      (0.07)  $      (0.10)   $        (0.33)
     - as reported Amortization of goodwill                         -            0.01            -                0.03
                                                       ------------------------------   ------------------------------

     Basic and full diluted loss per share             $        (0.05)   $      (0.06)  $      (0.10)   $        (0.30)
     - as adjusted                                     ================================ ===============================



4)       ACCOUNTS RECEIVABLE

                                                                                       September             December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   1,267,109      $   1,370,805
     Other receivables                                                                      145,761            163,037
     Allowance for doubtful accounts                                                       (266,747)          (635,410)
                                                                                      ---------------------------------

                                                                                      $   1,146,123      $     898,432
                                                                                      ================================


5)       INVENTORIES
                                                                                         September           December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Finished products                                                                $   1,281,709      $     959,786
     Raw materials                                                                          118,168            442,917
                                                                                      --------------------------------

                                                                                      $   1,399,877      $   1,402,703
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

b) Conversion of Preferred Stock - During the nine months ended September 30, 2002, 11,800 shares of the Series D 5% convertible preferred stock were converted to 7,229,909 shares of common stock. Conversions by quarter were:

                                       Preferred  Shares      Common Shares
                Quarter ended                  Converted             Issued
                -------------          ------------------     -------------

               March 31, 2002              9,000                 5,017,500
               June 30, 2002               1,000                   644,330
               September 30, 2002          1,800                 1,568,079
                                      ----------         -----------------

               Total                      11,800                 7,229,909
                                      ----------         -----------------

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

     GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;

                                              Three Months ended                    Nine Months ended
                                                 September 30                          September 30
                                          2002                2001                2002              2001
                                    ----------------------------------------------------------------------------
     Revenue by Region                 (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

     Canada                            $  175,232        $       81,342          $  525,499   $     371,185
     Australia                            477,417               635,803           1,454,506       2,455,431
     United States                      1,220,637               596,919           3,208,076       1,226,393
     Rest of World                        251,124               375,145             894,184       1,940,021
                                    ------------------------------------------------------------------------

                                       $2,124,410        $    1,689,209          $6,082,265   $   5,993,030
                                    ========================================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2002 (unaudited) and December 31, 2001 (audited)


                                                           Nine months ended September 30, 2002  (Unaudited)
                                                                 Canada         Australia           Total
                                                       ---------------------------------------------------

     Property, plant and equipment                        $   797,458       $    107,394      $    904,852


                                                              Year ended December 31, 2001 (Audited)
                                                                 Canada       Australia  Total
                                                       ---------------------------------------------------

     Property, plant and equipment                      $   1,524,076       $    147,012      $  1,671,088
     Goodwill                                               2,843,090          1,154,387         3,997,477
                                                        --------------------------------------------------

                                                        $   4,367,166       $  1,301,399      $  5,668,565
                                                        ==================================================


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


Item 5.  Other Information

         Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.



Item 6.     Exhibits and Reports on Form 8-K

         None

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                            WaveRider Communications Inc.


Date: February 12, 2003                     /s/ D. Bruce Sinclair

                                            -------------------------------
                                            D. Bruce Sinclair
                                            Chief Executive Officer

                                            /s/ T. Scott Worthington
                                            -------------------------------
                                            T. Scott Worthington
                                            Chief Financial Officer.

                            Certification Pursuant to
                             18 U.S.C. Section 1350
                             as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         In connection with the Quarterly Report on Form 10-Q of WaveRider Communications Inc. (the "Company") for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 7, 2002 (the "Report"), each of the undersigned Chief Executive Officer and Chief Financial Officer of the Company certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



         /s/ D. Bruce Sinclair                      /s/ T. Scott Worthington
         -----------------------------------        --------------------------
         D. Bruce Sinclair                         T. Scott Worthington
         Chief Executive Officer                   Chief Financial Officer


         Date:  February  12, 2003                 Date:  February 12, 2003

                                                                November 7, 2002


                                 CERTIFICATIONS


I, D. Bruce Sinclair, Chief Executive Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of WaveRider Communications Inc.

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


Date:    February 12, 2003


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


Date:    February 12, 2003


By:     /s/ T. Scott Worthington
        ----------------------------------------------
        T. SCOTT WORTHINGTON, CHIEF FINANCIAL  OFFICER