Form 10-Q/A
period 2002-09-30
WAVERIDER COMMUNICATIONS INC
filed 2003-03-21
CIK 844053

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

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - Q/A

                     For the Period Ended September 30, 2002


                                      INDEX

                                                                        Page


PART I.   FINANCIAL INFORMATION                                            3


Item 1.   Financial Statements                                          3-10

          Consolidated Balance Sheets                                      3

          Consolidated Statements of Operations                            4

          Consolidated Statements of Cash Flows                            5

          Notes to Consolidated Financial Statements                    6-10

Item 2.   Management's Discussion and Analysis
          or Plan of Operation                                         11-14


Item 4.   Controls and Procedures                                         11


PART II   OTHER INFORMATION                                               14


Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                            14-15

Item 6.   Reports on Form 8-K                                             15

          Signatures                                                      16

          Certifications                                               17-18

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

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2002              2001           2002           2001
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       --------------------------------------------------------------

CONSOLIDATED STATEMENT OF LOSS

REVENUE
     Product sales                                     $    1,868,749     $ 1,282,852    $    4,748,948     $4,679,407
     Service sales                                            255,661         406,357         1,333,317      1,313,623
                                                       --------------     -----------    --------------    ---------------

                                                            2,124,410       1,689,209         6,082,265      5,993,030

COST OF PRODUCT AND INTERNET SALES

     Product sales                                          1,755,417        1,141,660        4,432,765      3,939,952
     Service sales                                             66,137          110,459          225,774        340,313
                                                       --------------     ------------   --------------    ------------

                                                            1,821,554       1,252,119         4,658,539      4,280,265
                                                       --------------      ----------    --------------    -----------

GROSS MARGIN                                                  302,856         437,090         1,423,726      1,712,765
                                                       --------------     -----------    --------------    -----------

EXPENSES
     Selling, general and administration                    1,443,638       2,143,988         5,008,374      8,131,987
       Employee stock based compensation                       12,000                -          172,500              -
     Research and development                                 497,753       1,075,479         1,313,518      4,018,532
     Depreciation and amortization                            273,736        1,237,478          826,828      2,763,445
     Bad debt expense                                           8,127          234,923           37,622        497,935
     Write down of goodwill                                 4,069,696          155,050        4,069,696        155,050
     Interest expense                                          42,902          84,050           402,131      4,956,709
     Interest income                                           (7,087)          (4,872)         (21,582)       (93,974)
                                                       --------------     ------------   ---------------   ------------

                                                            6,340,765        4,926,096       11,809,087     20,429,684
                                                       --------------     ------------   --------------    ------------

NET LOSS                                               $  (6,037,909)     $   (4,489,006)$  (10,385,361)  $(18,716,919)
                                                       =============      ============== ==============    =============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.05)     $     (0.07)  $        (0.10)   $     (0.33)
                                                       ==============     ============   ==============    =============

Weighted Average Number of Common Shares                  114,790,464       61,365,893      101,554,237     59,143,938
                                                       ==============     ============   ==============    ============


CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (76,298,742)     (64,686,253)     (71,951,290)   (49,414,508)

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)   (18,716,919)

BENEFICIAL CONVERSION ON PREFERRED STOCK                            -                -                -     (1,043,832)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (82,336,651)    $(69,175,259)  $  (82,336,651)  $(69,175,259)
                                                       ==============     =============  ==============   =============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                    (6,037,909)      (4,489,006)     (10,385,361)   (18,716,919)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Cumulative translation adjustment                         (20,658)          (3,318)          33,495       (174,094)
                                                       ---------------    ------------   --------------   -------------

COMPREHENSIVE LOSS                                     $   (6,058,567)    $ (4,492,324)  $  (10,351,866)  $(18,891,013)
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


         As a result of the continued and, more recently, sharp decline in the telecommunications sector prompted, the Company determined that it could not continue its operations at its current level without further funding and that, given the state of the telecommunications sector and the financial markets, it was unlikely that additional funding would be available. As such, the Company took a number of actions to reduce costs and restructure its operations (See Note 11 - Subsequent Events). Included in these actions was a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit and for WaveRider Communications Inc. In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after a revision of all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value.

         Prior to the impairment charge, during the nine month period ended September 30, 2002, goodwill increased by $72,219 due to foreign exchange.

         The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:

                                                      Three months ended September 30,    Nine months ended September 30
                                                            2002            2001            2002               2001
                                                     -----------------------------------------------------------------
                                                          (Unaudited)    (Unaudited)    (Unaudited)        (Unaudited)

     Net Loss - as reported                            $   (6,037,909)   $ (4,489,006)     $(10,385,361)   $  (18,716,919)
     Amortization of goodwill                                       -         951,569            -              1,990,393
                                                       ------------------------------   ------------------------------

     Net Loss - as adjusted                            $   (6,037,909)   $ (3,537,437)     $(10,385,361)   $  (16,726,526)
                                                       ===============================  ===============================

     Basic and fully diluted loss per share -          $        (0.05)   $      (0.07)     $      (0.10)   $        (0.33)
     as reported Amortization of goodwill                         -              0.01               -                0.03
                                                       ------------------------------   ------------------------------

     Basic and full diluted loss per share -           $        (0.05)   $      (0.06)     $      (0.10)   $        (0.30)
     as adjusted                                       ==============================  ===============================


4)       ACCOUNTS RECEIVABLE

                                                                                       September             December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Accounts receivable - trade                                                      $   1,267,109      $   1,370,805
     Other receivables                                                                      145,761            163,037
     Allowance for doubtful accounts                                                       (266,747)          (635,410)
                                                                                      ---------------------------------

                                                                                      $   1,146,123      $     898,432
                                                                                      ================================


5)       INVENTORIES
                                                                                         September           December
                                                                                         30, 2002             31, 2001
                                                                                      --------------------------------
                                                                                      (Unaudited)            (Audited)

     Finished products                                                                $   1,281,709      $     959,786
     Raw materials                                                                          118,168            442,917
                                                                                      --------------------------------

                                                                                      $   1,399,877      $   1,402,703
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

         b) Conversion of Preferred Stock - During the nine months ended September 30, 2002, 11,800 shares of the Series D 5% convertible preferred stock were converted to 7,229,909 shares of common stock. Conversions by quarter were:

                                           Preferred Shares     Common Shares
               Quarter ended                 Converted              Issued

               March 31, 2002                         9,000           5,017,500
               June 30, 2002                          1,000             644,330
               September 30, 2002                     1,800           1,568,079
                                          -----------------    ----------------

               Total                                 11,800           7,229,909
                                          -----------------    ----------------

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

     GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;


                                              Three Months ended                    Nine Months ended
                                                 September 30                          September 30
                                          2002                2001                2002              2001
                                    ----------------------------------------------------------------------------
     Revenue by Region                 (Unaudited)             (Unaudited)           (Unaudited)       (Unaudited)

     Canada                            $  175,232        $          81,342              $525,499    $      371,185
     Australia                            477,417                  635,803             1,454,506         2,455,431
     United States                      1,220,637                  596,919             3,208,076         1,226,393
     Rest of World                        251,124                  375,145               894,184         1,940,021
                                    ------------------------------------------------------------------------------

                                       $2,124,410       $        1,689,209            $6,082,265     $   5,993,030
                                    ==============================================================================


                                                           Nine months ended September 30, 2002  (Unaudited)
                                                                 Canada         Australia           Total
                                                        --------------------------------------------------

     Property, plant and equipment                      $   797,458       $    107,394       $     904,852


                                                                Year ended December 31, 2001 (Audited)
                                                                 Canada       Australia             Total
                                                        --------------------------------------------------

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


Item 4.  Controls and Procedures

         Within 90 days prior to the filing date of this report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. Since this evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


Item 6.     Exhibits and Reports on Form 8-K

         None

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                           WaveRider Communications Inc.


Date: March 21, 2003                       /s/ D. Bruce Sinclair

                                           -------------------------------
                                           D. Bruce Sinclair
                                           President and Chief Executive Officer

                                           /s/ T. Scott Worthington
                                           -------------------------------
                                           T. Scott Worthington
                                           Chief Financial Officer.

                                 CERTIFICATIONS


I, D. Bruce Sinclair, Chief Executive Officer of WaveRider Communications Inc., certify that:


1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q/A  of  WaveRider
Communications Inc..


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


Date: March 21, 2003


By:     /s/ D. Bruce Sinclair
        ------------------------------------------
        D. BRUCE SINCLAIR, CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS


I, T. Scott Worthington, Chief Financial Officer of WaveRider Communications Inc., certify that:


1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q/A  of  WaveRider
Communications Inc..


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


Date: March 21, 2003


By:     /s/ T. Scott Worthington
        ----------------------------------------------
        T. SCOTT WORTHINGTON, CHIEF FINANCIAL  OFFICER