Form 10-K
period 2002-12-31
WAVERIDER COMMUNICATIONS INC
filed 2003-03-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2002

                           Commission File No. 0-25680

                          WaveRider Communications Inc.
                    (Name of business issuer in its charter)

                          Nevada                            33-0264030
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)
               255 Consumers Road, Suite 500
                 Toronto, Ontario, Canada                    M2J 1R4
         (Address of principal executive offices)           (Zip Code)

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

                                                             YES X NO ___

         Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____ [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                             YES ___ NO X

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002, was $14,263,315.

         As of February 13, 2003, there were 117,264,457 shares of the registrant's common stock, par value $.001 per share, outstanding.

                                TABLE OF CONTENTS


                                                                                                                       Page

SPECIAL CONSIDERATIONS                                                                                                  1

PART 1                                                                                                                  2

     Item 1.      Description Of Business                                                                               2
     Item 2.      Description Of Property                                                                               8
     Item 3.      Legal Proceedings                                                                                     8
     Item 4.      Submission Of Matters To A Vote Of Security Holders                                                   8

PART II                                                                                                                 9

     Item 5.      Market For Common Equity And Related Stockholder Matters                                              9
     Item 6.      Selected Financial Data                                                                               9
     Item 7.      Management's Discussion And Analysis Of Financial Condition And
                  Results Of Operations                                                                                11
     Item 7a.     Quantitative And Qualitative Disclosures About Market Risk                                           19
     Item 8.      Financial Statements And Supplementary Data                                                          19
     Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.                19

PART III                                                                                                               19

     Item 10.     Directors, Executive Officers, Promoters And Control Persons; Compliance With
                  Section 16(A) Of The Exchange Act.                                                                   19
     Item 11.     Executive Compensation                                                                               21
     Item 12.     Security Ownership Of Certain Beneficial Owners And Management.                                      23
     Item 13.     Certain Relationships And Related Transactions.                                                      25
     Item 14.     Controls And Procedures                                                                              25

PART IV                                                                                                                25

     Item 15.     Exhibits, Financial Statement Schedules And Reports On Form 8-K                                      25

SIGNATURES                                                                                                             64

CERTIFICATIONS                                                                                                         65



                             SPECIAL CONSIDERATIONS

         During the year ended December 31, 2002, WaveRider Communications Inc. ("WaveRider" or the "Company") experienced a substantial decrease in the Company's stock price and market capitalization, continued losses from operations and substantial and continuing dilution to existing stockholders due to the sale of a significant number of common shares and the conversion features of convertible securities sold by the Company. The following special considerations should be carefully noted by the reader:

Financial Condition of the Company

         For the year ended December 31, 2002, the Company has incurred a net loss of $11,249,702. As of December 31, 2002, the Company had $1,025,604 in cash and cash equivalents and a net worth of $1,659,619. The Company's current liabilities, as of such date, aggregated $2,985,601. The Company expects that its cash and cash equivalents at March 31, 2003, may be less than $600,000 and that its current liabilities as of such date may exceed $2,600,000.

         The Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations without the need for additional financing. However, if the Company fails to achieve positive cash flow in the near term, the Company does not presently have adequate cash to fund ongoing operations. In that case, in order to meet its needs for cash to fund its operations, the Company would need to obtain additional financing. In the past, the Company has obtained financing primarily through the sale of convertible securities. Due to the Company's low stock price and the overhang represented by outstanding convertible securities, the Company believes that it is unlikely to be able to obtain additional financing. If the Company is unable to either achieve its planned cash flow positive operations and profitability or obtain significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes it is unlikely that its common stock will have any value. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report.

Company's Ability to Continue As A Going Concern

         The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 2002, and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 2002.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to achieve profitability and cash flow positive operations or to secure significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes that it is unlikely that its common stock will have any value. See "Management's Discussion and Analysis -- Liquidity and Capital Resources"; the financial statements and notes thereto included as part of this Report.


         SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including the risks associated with the effect of changing economic conditions, trends in the development of the Internet as a commercial medium, market acceptance risks, technological development risks, seasonality and other risk factors as described in item 7, Management Discussion and Analysis. More specifically, within Item 1. Description of Business and Item 7, Management Discussion and Analysis, there are a number of forward-looking statements contained within the sections regarding Products, Markets, Sales Strategy, Competition and the Regulatory Environment

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

We were originally incorporated under the laws of the State of Nevada on August 6, 1987, as Athena Ventures Inc. By the end of 1996, the Company had become inactive but was still listed on the OTC Bulletin Board.

In February 1997, we entered into negotiations to purchase Major Wireless Communications Inc. Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. To finance the acquisition of and ongoing development of products by Major Wireless we completed, in February 1997, the sale of common share and preferred share units.

In May 1997, we completed the acquisition of Major Wireless through a share exchange and entered into an escrow arrangement which restricted the conversion of the preferred shares received by the former shareholders of Major Wireless into common stock until certain performance milestones were achieved. Subsequently, we changed the Company's name to WaveRider Communications Inc. and Major Wireless Inc's name to WaveRider Communications (Canada) Inc.

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

WaveRider Communications Inc. - Our Business

We design, develop, market and support fixed wireless Internet access products. Our products are designed to deliver efficient, reliable, and cost-effective solutions to bring high-speed Internet access to markets around the world.

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

Last Mile Solution

The LMS product family has evolved from our earlier product offerings, the LMS2000 and LMS3000 systems to our dual-band LMS4000 wireless network system. The LMS4000 is designed to enable service providers to deliver high-speed Internet access to both business and residential customers utilizing multiple frequency bands. This multi-frequency approach enables WaveRider to support our customers' needs to provide differentiated service offerings to large, medium and small businesses as well as residential and SOHO users.

When operating in the 2.4GHz band the LMS4000 delivers raw data throughput speeds of up to 11 megabits per second (Mbps) via line-of-sight connectivity. Such speeds support the Internet access requirements of the large and medium business market segments.

While operating in the license-free 900 MHz spectrum the LMS4000 delivers data throughput speeds up to 2.0 Mbps and delivers non-line-of-sight communication between the communications access point and the end-user modem. This eliminates the need for an external antenna and thereby permits the end-user to install the equipment residing at their office or home themselves.

The LMS4000 supports a variety of services including Internet access for e-mail, large file transfers, web browsing, streaming audio and streaming video. The LMS4000 is optimized for Internet Protocol or IP Networks. Connectivity is provided to network users via an LMS end user modem designed specifically for business or residential use.

The LMS4000 is designed to be highly scalable, allowing network operators to begin with a small initial network and gradually build out a larger network with more users over time. There are no limits as to the number of network subscribers that can be supported by an LMS4000 network due to its cellular like architecture which allows for the efficient re-use of radio channels.

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

The operating system built into the NCL products incorporates a complete Simple Network Management Protocol (or "SNMP") compliant managed routing solution, which facilitates the installation and use of these products. The operating system also integrates Internet Protocol or IP, which provides a variety of network routing capabilities.

We launched our first product, the NCL135, during the first quarter of 1999. The latest product in our NCL family, the NCL1170 bridge/router, was launched in May 2001. The NCL1170 delivers high-speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity. The NCL1170 delivers throughput speeds up to 8.0 mbps, using our proprietary radio technology that uses an 11 mbps radio. The product can be used for point-to-point and point-to-multipoint applications and to extend Ethernet networks without additional telephone lines.

Our Market

The market for our fixed wireless access products is driven by the worldwide demand for Internet access as well as the increasing demand for high speed Internet access. Our target market in North America is comprised of cities with a population of fewer than 150,000, suburban areas of larger cities and industrial parks. In these markets, our products address the demands of organizations and consumers who require broadband access to the Internet, but do not have access to cable or digital subscriber line connections from traditional service providers. We believe this market includes 40% of North American homes and businesses.

In many international markets, the telecommunications infrastructure is inadequate or unavailable for basic Internet access. There are large parts of less developed regions in India, Africa, South East Asia and South America that have only limited and high cost Internet access. In these markets, our wireless products have a significant cost advantage over wired technologies. Accordingly, we believe our international target markets are potentially even broader than our North American target markets.

Internet access prices can be broken down into three components: access equipment, Internet access provision and telephone service charges. In relative terms, the costs to get connected are much higher in developing countries. While prices may not differ drastically in absolute terms, there is a large gap between high and low income countries when costs relative to per capita income are considered. In our view, fixed wireless access technology is well positioned to bridge the gap between those who have access to high-speed services and those who do not, and to provide the means to overcome the obstacles to gain basic access to the Internet. We believe there are significant advantages, such as reduced cost and faster deployment, to our fixed wireless access technology over traditional wired access.

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

In meeting these market requirements, our fixed wireless access product line offers several benefits as a communications technology:

         o Instant blanket coverage without digging up streets or leasing capacity from competitors,
         o A pay-as-you-grow deployment model, which allows for low-cost market entry with incremental costs matched to incremental revenues,
         o Bandwidth increments that address the requirements of small and mid-size businesses,
         o Point-to-multipoint technology allowing for burstable, bandwidth on demand services, which are specially suited towards a data-centric environment,
         o Wireless technology which enables those who do not have access to copper, coaxial or fiber optic wire to participate in the high-speed Internet access market,
         o Significant cost advantages through the use of license-free radio frequencies, and
         o Easy to set up, non-line-of-sight modems resulting in further significant cost savings by avoiding expensive truck rolls to install customer premise equipment.

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

For the LMS product family, we market directly to Internet service providers, telephone companies (including competitive local exchange carriers, independent local exchange carriers and independents) cellular providers and emerging carriers (municipal governments and power utilities). In some international markets, we expect to form alliances with local partners who will provide sales, support and installation services for LMS systems.

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

Rural cellular providers in the United States provide the largest potential in this segment. There are approximately 428 Rural Service Areas in the United States. The cost to develop and build an advanced rural communication network infrastructure is substantial. Our systems enable the rural cellular providers to establish a wireless Internet access service to meet the demand for broadband services at a relatively low cost per subscriber.

Wireline Carriers (Independent Telephone Companies) - Independent regional telephone companies offer a significant potential market for our wireless service package. This target is attractive for us because of the market serviced by these companies where there is an unmet need for broadband services, and because the challenges they face in expanding the range of services to customers.

In the United  States there are nearly  1,000  independent  telephone  companies ranging in size from fewer than 50 customers to more than 50,000. These companies provide telephone service to nearly five million rural Americans. In Canada there are approximately 50 independent telephone companies of which nine are municipally owned and the rest are privately owned. In addition to basic telephone service, many independents offer other communications services including cellular, paging, cable television, and Internet access services.

Several characteristics make rural communities different from urban areas. Greater distances between centers and smaller more scattered populations make single lines more expensive given the longer cable loops required which reduce the advantage of volume concentration. Because of this and regulatory changes, much less upgrading and modernization has been done in rural areas.

Internet Service Providers - ISPs fall into three categories: national backbone providers, regional networks and independent service providers. Independent and regional providers act as intermediaries between the owners of the transmission networks over which Internet traffic is passed and the owners of the traffic that is available on the World Wide Web. For this reason, in the Internet service provider market, we are targeting national and regional operators who understand that the value of incorporating a wireless strategy to enhance their position in the marketplace reduces their dependence on independent local exchange carriers.

The demand for high-speed access has provided additional challenges, opportunities and threats to Internet service providers. As telephone companies roll out digital subscriber line services and cable companies offer their own Internet access services, the independent internet service provider has an opportunity to partner with us to remain a competitive player in the high-speed access market. In regions that lack a communications infrastructure for high-speed access, our solution provides independent and regional Internet service providers with an opportunity to satisfy the demand for high-speed Internet access. We offer additional benefits to Internet service providers. An Internet service provider can go beyond just being an access provider to becoming a communications provider with control over their own infrastructure by implementing a wireless Internet access system.

Emerging Carriers - Over the past year we have seen the emergence of two new carrier segments.

First is a Municipal Government segment where municipal governments are building and operating or partnering with carriers to build broadband wireless networks in order to provide broadband services to their residential and business taxpayers. The driving force behind this segment is the need to attract new taxpayers to the municipality, a task that is greatly hampered if broadband access is not available.

Second, power utilities (distributors, co-ops, etc.) are expanding their capabilities and deploying wireless broadband networks. In this case, these entities are utilizing existing infrastructure such as towers, right of ways, and network management systems to build out broadband networks upon which they can offer Internet access services to their customer base.

International Sales Strategies

Our target markets outside of North America, for our LMS4000 product family, are predicated on spectrum availability. Most parts of South America, the Caribbean and Latin America provide the 900MHz spectrum on a license exempt basis, with rules that are compatible with our LMS product offering.

We believe that our revenue potential in these international markets can be quite significant because the telecommunications infrastructure required for Internet access is underdeveloped. However, we recognize that international business has longer sales cycles and requires a local presence for major LMS deals.

In 2000, we acquired ADE Network Technology Pty, LTD. in Australia, a wireless product integrator. This acquisition has provided a strong base of customers and staff to exploit NCL and third party wireless product market opportunities in Australia and South East Asia.

See Note No. 21 to our attached Consolidated financial statements, entitled "Segmented Information", for a list of the foreign countries from which we derive revenues.

Professional Services

Our professional services group is an important component in our sales and marketing strategy and in our opinion, provides an important competitive advantage.

     Our professional services strategy is to deliver flexible, cost effective and market driven service offerings. We believe that we are positioned to deliver this support strategy globally. During the last few months a number of key programs have been launched to meet the Ftime to market requirements of our products.

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

Path survey, design ;           Network engineering,operations and
and engineering                 wireless services;

Permitting;                     Civil works (engineering
                                and  construction);

Line  of  sight  verification;  Backhaul;

Site inspection and audit;      Installation,  testing and acceptance;

Structured cable installation;  and Final documentation.

Manufacturing and Distribution

We have entered into long term manufacturing agreements with Solectron Corporation, or Solectron, and Adeptron Technologies Corporation (formerly Electronic Manufacturing Group), or Adeptron, to manufacture, package and distribute our products. We have a long term distribution agreement with Alliance Corporation or Alliance for the pick, pack and shipment of our products.

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

Adeptron Technologies Corporation (www.adeptron.com) - Adeptron is an ISO 9002 registered Electronics Manufacturing Services company that provides a complete range of integrated product development and delivery services to the global technology and electronics industry. Such services include design, rapid prototyping, manufacturing and assembly, testing, product assurance, supply chain management, worldwide distribution and after-sales service. Located in Markham, Ontario, Canada, Adeptron's manufacturing facility employs 200 people. Adeptron brings extensive insight to the principles of wireless manufacturing and production.

Through our association with Solectron and Adeptron, we have the capability to meet the demands of a rapidly growing Internet market, with high quality products which are efficiently manufactured.

We provide our contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, we have committed to assume liability for all parts required to manufacture our forecast products for 13 weeks and all final assembly costs for the forecast products for four weeks, on a rolling basis.

Alliance Corporation (www.alliancecorporation.ca) - Alliance is a value-added distribution and logistics resource that has historically focused on the Wireless Communications and Broadcast Industries. Starting in 2000, Alliance has and continues to make substantial investments to develop a similar strength in the Broadband Communications Industry with particular emphasis on wireless solutions. Adding skilled technical and engineering services to its offering, Alliance is positioned to support Systems Integrators as they develop wireless solutions for their enterprise customers including ISPs.

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

Our major competitors include Alvarion and Proxim.

Regulation of Wireless Communications

Currently, our technology is deployed in the highly regulated license free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Industry Canada, for use in Canada, and other regulatory bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

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

Research and Development

In 2002 and into fiscal 2003, we have concentrated our efforts on sustaining engineering and product enhancement in three development areas:

         o increasing the speed, reliability and user capacity of the networks to allow more users at greater throughput speeds;
         o enhancing the network capabilities of the systems to support new developing applications, and
         o reducing the cost of our product offerings to provide pricing flexibility and higher margins.

Over 2002, we integrated our Research and Development facilities with our sales, marketing and support organization in Toronto. Our Research and Development spending declined significantly in 2002 and we expect it to stay at these reduced levels through fiscal 2003.

Research  and  Development   expenditures  in  2002,   excluding   depreciation,
amortization and non-cash stock based compensation amounted to $1,494,880 compared with $4,471,567 in 2001 and $6,127,360 in 2000.

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

Employees

We currently have approximately 40 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

The majority of these employees are involved in the design, development and marketing of our line of wireless data communications products.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real estate or other properties. WaveRider's main offices and test sites are in Toronto, Ontario, Canada and our Australian Subsidiary's head office is in Melbourne, Australia. These offices house sales, administration and research operations and are leased from unrelated parties. We maintain sales offices in Australia, Canada, and the United States. In addition, our subsidiary JetStream Internet Services Inc. maintains offices in Salmon Arm, British Columbia, Canada.

WaveRider's Toronto Office is leased for a period of five years ending May 31, 2004, our Melbourne office lease expires in April 2003 and the lease for our JetStream's office was renewed effective January 1, 2001, for a three-year period.

Cost commitments related to present leases are set forth in note 15 "Commitments and contingencies" in the attached financial statements.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC.OB" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. Prior to April 10, 2002, the Company's Common stock traded on the Nasdaq National Market System. The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                    2002 Bid              2001 Bid
                                 High        Low       High         Low

          First Quarter          $0.46       $0.16     $2.69       $1.25
          Second Quarter         $0.18       $0.08     $1.81       $1.03
          Third Quarter          $0.17       $0.09     $1.28       $0.31
          Fourth Quarter         $0.20       $0.07     $0.50       $0.21

Holders: The Company has approximately 1,134 common shareholders of record as of February 13, 2003. This number does not include shareholders whose shares are held in street or nominee names.

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

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENTS OF LOSS DATA:

                                                                                 Year ended December 31
                                                          2002           2001          2000           1999         1998

Revenue                                            $    9,008,915  $    7,804,017   $ 4,132,992  $ 1,716,045  $   205,882
Cost of revenue                                         6,778,794       5,956,495     5,239,048    1,294,815       75,467
                                                   ----------------------------------------------------------------------

Gross margin                                            2,230,121       1,847,522   (1,106,056)      421,230      130,415
Expenses                                               13,479,823      23,142,172    30,523,604    8,373,080    4,607,933
                                                   ----------------------------------------------------------------------

Net loss before income taxes and
 extraordinary item                                  (11,249,702)     (21,294,650)  (31,629,660)  (7,951,850)  (4,477,518)
Deferred income tax recovery                                   -                -       157,045      504,000            -
                                                   ----------------------------------------------------------------------

Net loss before
 extraordinary item                                  (11,249,702)     (21,294,650)  (31,472,615)  (7,447,850)  (4,477,518)
Loss on extinguishment of debt                                 -         (198,300)            -            -            -
                                                   ----------------------------------------------------------------------

Net loss                                           $ (11,249,702)    $(21,492,950) $(31,472,615) $(7,447,850) $(4,477,518)
                                                   =======================================================================

Basic and diluted loss per share
  before extraordinary item                        $       (0.11)  $       (0.371)  $     (0.59) $     (0.25) $     (0.18)
                                                   =======================================================================
Basic and diluted loss per share
For extraordinary item                             $            -  $      (0.003)   $         -  $         -  $         -
                                                   ======================================================================

Basic and diluted loss per share                   $       (0.11)  $       (0.374)  $     (0.59) $     (0.25) $     (0.18)
                                                   =======================================================================
Weighted Average Number
  of Common Shares                                   105,261,523       60,269,617    53,203,750   34,258,565   29,485,320
                                                   ======================================================================

BALANCE SHEET DATA:

                                                                                As at December 31,
                                                          2002           2001          2000           1999         1998

    Cash and cash equivalents                      $   1,025,604   $    2,244,625   $ 7,720,902  $ 5,540,917  $ 3,047,257
                                                   ----------------------------------------------------------------------

    Working capital                                      780,148        1,931,418     7,331,220    5,222,841    2,259,824
    Property, plant & equipment                          885,475        1,671,088     2,395,373      978,160      808,531
    Total assets                                       4,645,220       10,618,503    20,933,045   10,080,516    4,146,834

    Convertible promissory notes                               -                -     1,835,299            -            -
    Long term capital leases                               6,004           36,312       224,347       18,625       12,555

    Shareholders' Equity                               1,659,619        7,596,472    12,182,589    8,298,382    3,098,368

Our current operations commenced in 1997 with the acquisition of Major Wireless Communication Inc. and JetStream Internet Services Inc. In 1999, we purchased Transformation Techniques, Inc. (TTI) and in 2000 we purchased ADE Network Technology Pty Ltd. Refer to note 4 of the attached financial statements for more details about the acquisition of subsidiaries.

When we acquired Major Wireless Communication Inc., in 1997, the founders agreed to put their shares into an escrow agreement. As the Company reached each of the milestones under the escrow agreement, we released a specific percentage of the shares and up until 2002 the value of those shares, at the time of release, was included in goodwill or compensation expense. As a result of our Director's decision to extend the escrow agreement, in 2002 the accounting for the releases changed and the value was charged directly to compensation expense or to selling, general and administration expense. Depending on the price of the common shares at the time of release, the value assigned to the escrow release varied dramatically. During 2002, we released 5,381,250 common shares from the escrow agreement (2001 - 2,250,000, 2000 - 900,000). This resulted in a charge of $172,500 to compensation expense (2001 - $629,000, 2000 - $ 712,500) and a charge to selling, general and administrative expense of $710,813. In accordance with the changed circumstances, there was no increase of goodwill in 2002 (2001
-  $2,201,500,  2000  -  $2,493,750).  Also,  due  to  a  change  in  accounting principals, effective January 1, 2002, goodwill ceased to be amortized on an ongoing basis, but was reviewed for impairment. In prior years, the release of the escrow shares and the resulting goodwill has resulted in a significant increase in amortization expense (2001 - $2,385,495, 2000 - $1,455,305).

During the third quarter of fiscal 2002, as a result of the continued and, more recently, sharp decline in the telecommunications sector, the Company determined that it could not continue its operations at its current level without further funding and that, given the state of the telecommunications sector and the financial markets, it was unlikely that additional funding would be available. As such, the Company took a number of actions to reduce costs and restructure its operations. Included in these actions was a complete revision of the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit and for WaveRider Communications Inc. In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after a revision of all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value, which was determined to be nil.

In 2000, we wrote off $1,028,430 of acquired core technology and goodwill, related to our purchase of TTI. In 2000, we also extended our employee stock option (1997) plan, which resulted in a charge to the consolidated statement of loss in the amount of $11,099,858.

Our financing activities have resulted in a significant number of non-cash accounting charges amounting to $263,607 in 2002 and $5,410,846 in 2001. Our financing activities resulted in financing expenses of $331,041 in 2002 (2001 - $5,493,373, 2000 - $274,347).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We incurred a net loss for the year ended December 31, 2002 of $11.2 million on revenues of $9.0 million compared to a net loss for the year ended December 31, 2001 of $21.5 million on revenues of $7.8 million and a net loss for the year ended December 31, 2000 of $31.5 million on revenues of $4.1 million. Our reported results for 2002 included non-cash expenses in the amount of $6.2 million (2001 - $10.8 million, 2000 - $17.9 million).

On October 15, 2002, the Company announced a restructuring plan that included headcount reductions and salary deferrals. On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company authorized the award of 2,525,000 stock options, exercisable at $0.01 per share, to the Company's staff and certain management.

Over 2002, we integrated our Calgary based Research and Development facilities with our sales, marketing and support organization in Toronto. Our Research and Development spending declined significantly in 2002 and we expect it to stay at these reduced levels through fiscal 2003.

Our cash balance decreased to $1.0 million compared to $2.2 million at December 31, 2001 and $7.7 million at December 31, 2000.

Escrow Share Agreement - When the current operations of WaveRider were established in May 1997, the initial founders chose to put their shares into an escrow agreement, which would only release the shares to them upon achievement of certain milestones. This display of commitment to the Company was viewed as necessary to allow us to raise the funds needed to develop our products and markets. In September 2001, in recognition of the ongoing commitment of the founders, the Board of Directors authorized a two year extension of the escrow agreement, as was contemplated in the original agreement. With the extension of the escrow agreement, the charges resulting from the final release of escrow shares were to be charged directly to selling, general and administrative expenses and not recorded as goodwill.

As the Company reached each of the milestones under the escrow agreement, we released a specific percentage of the shares and the value of those shares, at the time of release, was included in goodwill or compensation expense. Depending on the price of the common shares at the time of release, the value assigned varied dramatically. During 2002, we released the remaining 5,381,250 common shares from the escrow agreement (2001 - 2,250,000, 2000 - 900,000). This resulted in a charge of $172,500 to compensation expense (2001 - $629,000, 2000
- $712,500) and a charge of $710,813 to selling, general and administrative expenses. In prior years the non-compensation charges resulted in an increase of goodwill in the amount (2001 - $2,201,500, 2000 - $2,493,750).

Revenue

Total revenue increased 15.4% in 2002, compared to 2001, primarily due to the strong growth of sales of our LMS 4000 network system in North America. North American revenues grew 145% in 2002 to $5.9 million, while International revenues declined 42% on a year on year basis, down to $3.1 million. Revenue in the fourth quarter of 2002 increased 37.8% compared to the third quarter of 2002 and 61.6% compared to the fourth quarter of 2001.

We expect to see continued strong growth in the North American markets as we continue to increase our customer base and our customers increase the size of their networks. Internationally, we expect revenue to stabilize at current levels and then slowly grow in the second half of 2003, as our initiatives into South and Central America start to achieve results.

Revenues in 2001 increased 89% coFmpared to 2000, primarily due to the commercial release of our LMS3000 network system and to the continued expansion of our sales and marketing.

Cost of Sales

We recorded a gross margin of $2,230,121 in 2002 compared to $1,847,522 in 2001 and a gross margin deficiency in 2000 of $1,106,056. As a percentage of revenue, gross margins grew to 24.75% in 2002 compared to 23.7% in 2001 and a 26.8% deficiency in 2000. Gross margins in the fourth quarter of 2002 were 27.6% compared to 14.3% in the third quarter of 2002 and 7.4% in the fourth quarter of 2001.

With the growth of the LMS 4000 as a percentage of our total revenues, we expect that gross margins, as a percent of revenue, will continue to strengthen. We anticipate reducing the cost of the LMS 4000 end user modem, which is the most significant component of a LMS 4000 network, through economies of scale and design simplification. These cost reductions will be used to enhance margins and to provide selective volume discounts to drive higher unit sales.

Cost of Sales in 2000 was adversely affected by the $1,568,739 write-off of TTI technology related inventories and warranty provisions.

Expenses

Selling, general and administrative -- Selling, general and administrative expenses, excluding non-cash stock related charges, declined to $6,212,458 in 2002 (2001 - $8,239,747, 2000 - $8,605,887). Included in the 2002 expenses was a charge of $710,813 related to the release of escrow shares as more fully discussed under "Escrow Share Agreement" above.

On October 15, 2002, we announced a restructuring plan that included headcount reductions and salary deferrals. Included in the plan was a commitment to pay terminated employees deferred severance payments of approximately $167,000. These amounts were accrued in the fourth quarter of 2002 and will be paid during the fourth quarter of 2003. Additionally, we have deferred and expensed $34,400, and will defer and expense an additional $48,600 during the first quarter of 2003, in compensation to senior staff, which we will not pay until the fourth quarter of 2003. We have also structured our sales compensation to reduce fixed salary costs and increase the variable achievement-based component.

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

Employee stock-based compensation -As discussed above, we entered into an escrow arrangement with our founding shareholders and employees. In addition, we awarded certain employees options that vested based on the same milestones from the escrow arrangement. Each time a milestone was achieved, shares were released and options vested; and the portion that related to employees of the company was charged to the statement of loss as "Employee stock-based compensation". During 2002, we completed all of the remaining milestones and, as a result, charged $172,500 to the statement of loss. In 2001, we achieved one of the milestones - resulting in a $629,000 charge to the statement of loss. In 2000, we charged
$712,500 to the statement of loss, as a result of an escrow release. In addition, during 2000, the extension of our 1997 Option Plan resulted in non-cash accounting charges in the amount of $11,099,858.

Research and development -We moved to a level of sustaining engineering in the second half of 2001, with Research and Development costs, excluding stock related expenses, depreciation and amortization, in 2002 amounting to $1,494,880 (2001 - $4,471,567, 2000 -$6,127,360). During 2002, we closed our Calgary facility and transitioned the operations to our Toronto location. We anticipate that we will continue to maintain our 2002 level expenditures through 2003.

Write-off of goodwill - During the third quarter of 2002, as a result of the continued and, more recently, sharp decline in the telecommunications sector, we determined that we could not continue our operations at current level without further funding and that, given the state of the telecommunications sector and the financial markets, it was unlikely that additional funding would be available. As such, we took a number of actions to reduce costs and restructure our operations. Included in these actions was a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which is viewed as an independent reporting unit, and for WaveRider Communications Inc.

In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after revising all key assumptions underlying management's valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value, which was estimated to be nil.

Restructuring charges - In conjunction with our decision to relocate our Research and Development facility to Toronto and to shut down our Calgary operations and our further decision, in the third quarter of 2002, to further restructure our operations, we incurred restructuring costs of $362,588. In addition to the approximately $167,000 in deferred severance for employees terminated in the third quarter of 2002, we incurred costs of $76,940 to terminate the Calgary lease, $50,900 in other severance costs, $28,454 for moving of fixed assets and corporate records and $39,294 in other termination related costs.

Depreciation and amortization - In 2002, we adopted the provisions of SFAS No. 142 and, as such, ceased to amortize goodwill. In prior years, the release of the escrow shares and the resulting goodwill had resulted in significant amortization expenses of $2,385,495 in 2001 and $1,455,305 in 2000.

With our restructuring, in 2002, we have disposed of certain excess fixed assets and reduced our depreciation expense to $763,845 (2001 - $1,147,943, 2000 - $709,333)

Interest expense - During 2002, we redeemed the balance of our promissory notes and accreted the $263,607 fair value of the notes to financing expense. In addition, we paid $56,076 in repayment premiums and various ongoing operating interest charges. This, along with other miscellaneous financing expense, resulted in financing expenses in 2002 amounting to $331,041 (2001 - $5,493,373, 2000 - $274,347).

Included in interest expense for 2001was $5,410,846 in non-cash charges related to our financing activities.

Supplementary financial information

                                                                    (unaudited)
                                                                Three Months Ended
                                            March             June            September       December(1)
                                      -------------------------------------------------------------------
Fiscal 2002
Net revenues                          $    1,612,988      $  2,344,867     $  2,124,410      $  2,926,651
Gross profit                                 461,255           659,615          302,856           806,395
Net loss                                  (2,933,323)       (1,414,129)      (6,037,909)         (864,341)
Net loss per common share                      (0.04)            (0.01)           (0.05)            (0.01)
Weighted average shares outstanding       79,322,684       110,182,830      114,790,464       116,262,533

Fiscal 2001
Net revenues                          $    1,830,403      $  2,473,418     $  1,689,209      $  1,810,987
Gross profit                                 441,001           834,674          437,090           134,757
Loss before extraordinary item            (8,984,708)       (5,243,205)      (4,489,006)       (2,577,731)
Extraordinary item                                 -                 -                -          (198,300)
Net loss                                  (8,984,708)       (5,243,205)      (4,489,006)       (2,776,031)
Loss before extraordinary item
  per common share                             (0.16)            (0.10)           (0.07)            (0.04)
Weighted average shares outstanding       55,757,444        60,240,772       61,365,893        63,609,949

(1) In the fourth quarter of 2002, the Company determined that it had recorded excess depreciation expense in each of the preceding three quarters. As a result, it recorded an adjustment in the fourth quarter to reduce depreciation expense by $216,747. The impact on each of the preceding three quarters was immaterial and had no impact on the reported net losses per share in those quarters

Liquidity and Capital Resources.

We have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC.OB" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc.

Up to the current period, the Company has had to rely on its ability to raise money through equity financing to pursue its business endeavors. With the ongoing stock market declines in the technology sector and the Company's current financial position and results, management has determined that it is unlikely that we can raise further capital or debt financing at this time. As a result, on October 15, 2002, we announced a new round of restructuring, which included headcount reductions, reductions and deferrals of senior level salaries and even stricter discretionary spending controls. Based on our current plans and projections, we believe that the Company has the funds to meet our current and future financial commitments until we achieve positive cash flows from operations. However, the significant slowdown in capital spending in our target markets has created unanticipated uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. The uncertainty and variations in our markets means that accurately projecting future results, earnings and cash flow is increasingly difficult. As a result, we have determined that a going concern note should be included in the Company's financial statements until such time as adequate funding can be obtained through operations or external financing arrangements.

The Company used $4,970,703 of cash in operating activities in 2002 (2001 - $10,348,489, 2000 - $17,268,000). With the restructuring announced in the fourth quarter and our continued focus on discretionary spending, the cash used in operating activities during the fourth quarter was $775,813. We expect to continue to achieve revenue and gross margin growth and to control cash expenditures in 2003.

With the relocation of our Research and Development facilities to Toronto, we used $48,086 of cash in investing activities. These expenditures mainly related to the cost of retrofitting our offices to provide lab facilities, net of the recovery we achieved through rationalization of our fixed assets. Throughout 2003, we expect that we will not need to make any significant cash expenditures for further investments.

During March 2002, we raised $4,497,000, less cash expenses of $165,734, through the sale of 30,096,662 shares of common stock registered by us on our S-3 shelf registration statement. In addition, we raised $40,266 through the sale of 401,725 shares of common stock under our employee stock purchase plan.

During 2002, we repaid our outstanding promissory notes, in the amount of $432,500, and made capital lease payments of $126,101. With these payments we have reduced our capital lease liability to $18,098 and repaid all other debt.

It is our belief that, with the exception of some small amounts received under our employee stock purchase plan, we will be unable to raise any significant amount of cash through financing activities in 2003.

Contractual Obligations

                                                                  Payments Due by Period
                                                            Less than        1 - 3      4 -5       After 5
Contractual obligation                          Total          1 year        years      years        years
----------------------------------------------------------------------------------------------------------

Capital lease obligations                   $  20,071       $  13,901     $  6,170          -            -
Operating leases                              510,735         369,282      141,453          -            -
Unconditional purchase obligations          1,389,000       1,389,000            -          -            -

The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for 13 weeks and all final assembly costs for the forecast products for four weeks, on a rolling basis.

The Company plans to pay its contract manufacturers for the unconditional purchase obligation through net cash generated from operations.

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

Allowance for Losses on Receivables

The Company has historically provided financial terms to certain customers in connection with purchases of the Company's products. Financial terms, for credit-approved customers, are generally on a net 30-day basis.

Total receivables at December 31, 2002 and 2001 were $1,554,757 and $1,533,842, respectively, with an allowance for losses on these receivables of $212,224 and $635,410, respectively.

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

Inventory Valuation Reserves

The Company records valuation reserves on its inventory for estimated obsolescence or unmarketability. The amount of the write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Net Inventories consisted of the following:

     December 31                           2002              2001
     --------------------------------------------------------------

     Finished goods                     $1,258,620      $ 1,152,834
     Raw materials                           22,043         681,768
                                     ------------------------------

                                          1,280,663       1,834,602
     Less inventory reserves                (50,615)       (431,899)
                                     ------------------------------

                                       $ 1,230,048      $ 1,402,703
                                       ============================

The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next four weeks, on a rolling basis.

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

In the third quarter of 2002, the Company determined that it could not continue its operations at its current level without further funding and that, given the state of the Telecommunications sector and the financial markets, it was unlikely that additional funding would be available. As such, the Company took a number of actions to reduce costs and restructure its operations. Included in these actions was a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit, and for WaveRider Communications Inc. As a result of these changes, the fair market values for our two reporting units were estimated using the expected present value of future cash flows. Based on this analysis, the Company wrote off all of its existing goodwill, in the amount of $4,069,696.

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

Company's Ability to Continue As A Going Concern

The Company's independent auditors have issued an opinion on the financial statements of the Company, as of December 31, 2002, and for the year then ended, which includes an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Among the reasons cited by the independent auditors as raising substantial doubt as to the Company's ability to continue as a going concern are the following: the Company has incurred recurring losses from operations resulting in an accumulated deficit and a working capital deficiency at December 31, 2002.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to achieve profitability and cash flow positive operations or to secure significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes that it is unlikely that its common stock will have any value.

We have a history of losses, and our future profitability is uncertain.

Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. We have experienced significant operating losses every year since incorporation. We incurred a net loss of $11,249,702 for the year ended December 31, 2002 (2001 - $21,492,950 and 2000 -
$31,472,615) and reported an accumulated deficit at that date of $83,200,992 (2001 - $71,951,290). We expect to continue to incur losses at least for the first quarter of 2003.

There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

Our sales have been adversely affected by recent events and may be adversely affected by future events.

We are subject to general economic and political risks to a similar extent as other companies who export products all over the world. We believe our sales have been, and may continue to be, adversely affected by recent events in Iraq and by the business slowdown in the United States, our principal market, and could be adversely affected by other events that may occur in the future. We have no way of knowing how long these effects will persist or how severe they may be.

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

We may be unable to keep up with technological advances in the data communications industry. As a result, our products may become obsolete or unattractive. The data communications industry is characterized by rapid technological change. In addition to frequent improvements of existing technology, there is frequent introduction of new technologies leading to more complex and powerful products. Keeping up with tFhese changes requires significant management, technological and financial resources. As a small company, we do not have the management, technological and financial resources that larger companies in our industry may have. There can be no assurance that we will be able or successful in enhancing our existing products, or in developing, manufacturing and marketing new products. An inability to do so would adversely affect our business, financial condition and results of operations.

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

Our common stock now trades on the less well recognized Over the Counter Bulletin Board, which could limit liquidity.

As a result of our common stock being delisted from the Nasdaq National Market in April of 2002, we have a less liquid market for our common stock than had existed. As a result, our shares may be more difficult to sell because potentially smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares.

Our common stock is subject to the penny stock rules which means our market liquidity could be adversely affected.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use any derivative financial instruments or other market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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

Name                                          Age    Position                                Director or Officer Since

D. Bruce Sinclair ..........................  51     Chief Executive Officer, Director       1997
Cameron A. Mingay (1) ......................  51     Secretary; Director                     1999
Gerry Chastelet (1) (2) ....................  56     Director                                1999
John E. Curry (2) ..........................  56     Director                                1999
Dennis R. Wing (2) .........................  54     Director                                1999
Charles W. Brown ...........................  47     Executive Vice President                1998
T. Scott Worthington .......................  48     Vice President; Chief Financial         1998
                                                     Officer

---------
(1)......Member of the compensation committee
(2)......Member of the audit committee

Gerry Chastelet has been one of our directors since April 1999. From December 1998 to January 2002, Mr. Chastelet was the President, Chairman and Chief Executive Officer of Digital Lightwave, Inc., a leading provider of fiber optic network analysis equipment. From December 1995 to October 1998, he served as President and Chief Executive Officer of Wandel and Goltermann Technologies, Inc., a global supplier of communication test and measurement equipment. He is currently on the boards of Technology Research Corporation and Fiberspace Inc. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA program.

John E. Curry has been a director since October 1999. His company, Hydrovane Self Steering Inc. (formerly Karina Ventures Inc.), recently acquired a business based in the UK that manufacturers and markets internationally a yacht self steering device. From 1985 to 1999 Mr. Curry was a partner with Bedford Curry & Co., Chartered Accountants, a Vancouver based firm specializing in public companies and business financing, which he co-founded. Mr. Curry is a member of the British Columbia Institute of Chartered Accountants and has a BA from the University of Western Ontario.

Cameron A. Mingay, has been one of our directors since April 1999 and our Secretary since May 1999. Since July 1999, Mr. Mingay has been a partner at Cassels Brock & Blackwell LLP, Toronto, Ontario, Canada, specializing in the areas of securities and corporate commercial law, with an emphasis on public offerings, mergers and acquisitions, and corporate reorganizations. Prior to July 1999, Mr. Mingay was a partner at Smith Lyons LLP, Toronto, Ontario, Canada. He is currently on the board of Kinross Gold Corporation. He completed his undergraduate degree at the University of Wisconsin and York University and his law degree from Queen's University.

D. Bruce Sinclair, has been a director since December 1997 and our Chief Executive Officer since November 1997. From December 1997 until October 2002, Mr. Sinclair also served as our President. Mr. Sinclair is an experienced management professional with a Masters of Business Administration from the University of Toronto. He has worked in sales and management with companies including IBM Canada, Nortel and Harris Systems Limited. From 1995 until November 1997, he operated his own independent consulting business. From 1988 to 1995, Mr. Sinclair was with Dell Computer Corporation where he held numerous positions including President of the Canadian subsidiary, Vice-President of Europe and head of Dell in Europe.

Dennis R. Wing, has been one of our directors since November 1999. Mr. Wing is President and CEO for Fahnestock Canada Inc., an investment bank. Previously, he was a founding partner and board Member of First Marathon Securities Inc. and was its Director of International Operations for 18 years. He is also on the board of directors of Cryptologic Inc., Vengold Inc. and the University of Waterloo. He holds a Bachelor of Arts degree in Economics from University of Waterloo.

Charles W. Brown has been the Executive Vice President of the Company since October 15, 2002. Prior to this, he was Vice President, Marketing of the Company since February 1998. Mr. Brown has a Masters in Business Administration from the University of Western Ontario. From 1994 until February 1998, Mr. Brown was Clearnet Communications' first Vice President and CIO. Prior to this Mr. Brown has held numerous senior Sales and Marketing positions including Vice President, Sales and Marketing for Trillium Communications (1993-1994) and Director, Strategic Planning and Marketing for BCE Mobile (1990-1993).

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

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on representation from certain reporting persons, the Company believes that, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

ITEM 11.      EXECUTIVE COMPENSATION

The following table describes the compensation earned in fiscal 2002 by the Chief Executive Officer of the Company and the other executive officers who received compensation in excess of $100,000 in 2002, 2001 and 2000 ("named executive officers").

Summary Compensation Table


                                                         Annual Compensation                     Long Term
                                                 (dollar amounts in U.S. dollars)(1)           Compensation

Name and Principal Position           Year             Salary                 Bonus          Stock Options

Bruce Sinclair                        2002            $185,401               $31,468               100,000
Pres./CEO/Director                    2001            $174,387                    $0               375,000
                                      2000            $235,627               $67,322               500,000

Charles Brown                         2002            $122,274               $15,974               600,000
Executive Vice President              2001            $117,943                    $0               225,000
                                      2000            $138,683               $42,692               200,000

Scott Worthington                     2002            $102,077                $6,294               600,000
Vice President & CFO                  2001             $89,800                    $0               225,000
                                      2000            $111,665               $25,784               200,000

(1) In accordance with regulations promulgated by the SEC, perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

Option Grants in Fiscal 2002

The following table summarizes option grants during 2002 to each of the named executive officers .

                                        Option/SAR Grants in Last Fiscal Year (Individual Grants)

                               Percent of total
                  Number of    options                                        Potential realizable value
                  securities   granted to   Exercise   Market                 at assumed annual rates
                  underlying   employees    or base    price on               of stock price appreciation
                  options      in fiscal    price      date of   Expiration   for option term
                  granted      year         ($/sh)     grant     date         0%        5%           10%
                  -----------------------------------------------------------------------------------------

Bruce Sinclair   (1)   100,000   2.4%       $0.16      $0.16     02/28/12           0   $10,062     $25,500

Charles Brown    (1)   100,000   2.4%       $0.16      $0.16     02/28/12           0   $10,062     $25,500
                 (2)   500,000   12.2%      $0.01      $0.09     11/06/12     $40,000   $68,300    $111,718

Scott Worthington (1)  100,000    2.4%      $0.16      $0.16     02/28/12           0   $10,062     $25,500
                  (2)  500,000   12.2%      $0.01      $0.09     11/06/12     $40,000   $68,300    $111,718

(1)   Options vest on 2/28/07
(2)   Options vest during fiscal 2003.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2002, by each of the named executive officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the last sale price of the common stock on December 31, 2002, as reported in the over-the-counter market on the OTC Electronic Bulletin Board ($0.11 per share). No stock options were exercised by named executive officers during 2002.

                           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                             Number of securities     Value of unexercised
                                                            underlying unexercised        in-the-money
                                                                options/SARs at          options/SARs at
                       Shares                                   fiscal year end          fiscal year end
                     acquired on          value                  exercisable/             exercisable/
Name                exercise (#)      realized ($)               unexercisable           unexercisable
-------------------------------------------------------------------------------------------------------

Bruce Sinclair (1)        0                $0                 2,583,333 / 266,667            $0 / $0

Charles Brown             0                $0                 1,082,933 / 816,667         $0 / $50,000

Scott Worthington         0                $0                 1,260,733 / 716,667         $0 / $50,000

(1) Included in Mr. Sinclair's options are 775,000 options received from other shareholders.

Director Compensation

During the six months ended June 30, 2002, the non-employee directors of the Company received $1,000 per meeting attended. Subsequent to June 30, 2002, the Board adopted a Director's compensation plan which included: 1) a $2,500 annual retainer for each non-employee director, payable quarterly; 2) a $1,000 annual retainer for each committee chairman; 3) a $1,000 meeting fee for each director who attended a Board of Directors or Committee meeting in person; 4) a $250 meeting fee for each director who attended a Board of Directors or Committee meeting via telephone; and 5) effective the next annual meeting of shareholders, an award of options to purchase 50,000 shares of common stock for each non-employee Director elected at the annual meeting to serve the following year. During the year, the non-employee Directors were awarded 100,000 options, in total, under the Employee Stock Option (2000) Plan for their participation on the board of directors and each of its subcommittees.

Employment Agreements

D. Bruce Sinclair. On November 18, 1997, we entered into an employment agreement with Mr. Sinclair where by he will serve as our President and Chief Executive Officer for an initial term of one year subject to annual extensions thereafter. Under the agreement's terms, Mr. Sinclair had a base salary of Can. $300,000 and a bonus plan of $200,000. In the event that we terminate Mr. Sinclair without cause, we will pay him severance in an amount equal to one year's salary plus one month's salary for each year of employment in excess of twelve years service Upon termination of Mr. Sinclair's employment for cause, we will have no obligation to Mr. Sinclair. In addition, Mr. Sinclair may participate in our employee fringe benefit plans or programs generally available to our employees.

From time to time, since that date, the Board of Directors has reviewed and amended the base salary and bonus components of that agreement. Additionally, the Board of Directors' has agreed to amend Mr. Sinclair's agreement to state that in the event that Mr. Sinclair's employment is terminated, other than for cause, we will pay him severance in an amount equal to three years' salary.

On October 16, 2002, Mr. Sinclair reduced his day-to-day involvement, ceased using the title President, and waived payment in excess of Can. $84,000 of his annual salary until such time as the Company's cash position allows payment in accordance with his employment agreement.

Charles W. Brown. On February 16, 1998, we entered into an employment agreement with Mr. Brown in substantially the same form as that described for Mr. Sinclair, with the exception of certain Change in Control provisions. On October 16, 2002, Mr. Brown was named Executive Vice President of the Company.

T. Scott Worthington. On January 5, 1998, we entered into an employment agreement with Mr. Worthington in substantially the same form as that described for Mr. Sinclair, with the exception of certain Change in Control provisions . Mr. Worthington serves as our Vice President and Chief Financial Officer.

The Board of Directors' has agreed to amend Mr. Worthington's agreement to state that in the event that Mr. Worthington's roles and responsibilities with the Company are reduced after a change of control of the Company, we will pay him severance in an amount equal to two years' salary.

Compensation Committee Interlocks and Insider Participation

The Company's compensation committee is currently composed of Messrs. Chastelet and Mingay. Messrs. Chastelet and Mingay are both non-employee directors. In 2002, no officer or employee of the Company participated in the deliberations of the compensation committee concerning the compensation of the Company's executive officers. No interlocking relationship existed between the Company's Board or compensation committee and the board of directors or compensation committee of any other company in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth, as of February 13, 2003, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $0.001 par value.

Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding
----------------------------------------------------------------------------------------------------------

D. Bruce Sinclair, CEO, President, Director (3)                   5,387,888                  4.39%
Cameron A. Mingay, Secretary, Director (4)                          249,000                  0.21%
Gerry Chastelet, Director (5)                                       200,000                  0.17%
John Curry, Director (6)                                            195,000                  0.17%
Dennis Wing, Director (5)                                           150,000                  0.13%
Charles Brown, Executive Vice President (7)                       1,418,296                  1.20%
T. Scott Worthington, Vice-President & CFO (8)                    1,595,469                  1.34%
                                                               ------------           -----------

All Directors and Executive Officers (7 persons)                  9,195,653                  7.15%
                                                               ------------           ------------

Crescent International Limited (9)                               11,578,947                   9.0%
Clarendon House
2 Church Street, Hamilton H 11, Bermuda

(1) Each director's address and officer's address is c/o WaveRider Communications Inc., 255 Consumers Road, Suite 500, Toronto, Ontario, Canada M2J 1R4.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable.

         In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after February 13, 2003, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 117,264,457 shares of common stock outstanding on February 13, 2003, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act.

(3) Consists of 2,290,611 shares of common stock and 505,611 shares of common stock issuable upon exercise of warrants and 2,591,666 shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003.
(4) Consists of 25,000 shares of common stock and 46,500 shares of common stock issuable upon exercise of warrants and 177,500 shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003.
(5) Consists of shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003. (6) Consists of 20,000 shares of common stock and 175,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003.
(7) Consists of 75,628 shares of common stock and 126,402 shares of common stock issuable upon exercise of warrants and 1,216,266 shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003.
(8) Consists of 75,001 shares of common stock and 126,402 shares of common stock issuable upon exercise of warrants and 1,394,066 shares of common stock issuable upon exercise of options that are exercisable within 60 days of February 13, 2003.
(9) Consists of 11,578,947 shares of common stock issuable upon conversion of 16,200 shares of 5% Series D convertible non-voting Preferred Stock which are currently convertible. The conversion price is based on 95% of the average of the three lowest consecutive closing bid prices for the 22 trading days prior to February 13, 2003.

Equity Compensation Plan Disclosure

         The following table sets forth certain information as of December 31, 2002, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. Our equity compensation plans include the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan, the Employee Stock Option (2002) Plan and the Employee Stock Purchase (2000) Plan. All of these equity compensation plans have been approved by our stockholders.


Plan Category

                                        Number of securities
                                           to be issued upon         Weighted-average            Number of securities
                                              exercise of            exercise price of          remaining available for
                                          outstanding options        outstanding options,        future issuance under
                                          warrants and rights        warrants and rights         equity compensation plans


Equity Compensation Plans Approved by              11,661,909                $2.01                     8,458,221(1)
Security Holders
Equity Compensation Plans Not Approved                     --                   --                            --
by Security Holders                      ----------------------  -------------------------  ------------------------

         Total                                     11,661,909                $2.01                    8,458,221 (1)

====================================================================================================================

(1) Our Stock Option Plans authorize the issuance of incentive stock options and nonqualified stock options. The above number includes 421,383 shares of common stock available for future grants under the Stock Option (1997) Plan, 698,950 shares of common stock available for future grants under the 1999 Incentive and Nonqualified Stock Option Plan, 1,433,011 shares of common stock available for future grants under the Stock Option (2000) Plan, 3,475,000 shares of common stock available for future grants under the Stock Option (2002) Plan, and 2,429,877 shares of common stock reserved for future issuances under the 2000 Employee Stock Purchase Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no transactions or series of transactions, for the fiscal year ended December 31, 2002, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


ITEM 14. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

(b)      Changes in Internal Controls

         Since this evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statement Schedule

         *Valuation and qualifying accounts and reserves

(b)      Reports on Form 8-K

         December 24, 2002 - Change in Independent Auditors

(c) Exhibits. The exhibits below marked with an asterisk (*) are included with and filed as part of this report. The exhibits marked with a double asterisk (**) are management contracts or compensatory plans or arrangements. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. References to the "Company" below includes Channel i Inc., the Company's previous name under which exhibits may have been filed.

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

3.5 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on March 25, 1995, incorporated by reference to Exhibit 2(e) to a registration statement on Form 8-A, File No. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation of the Company, designating the Series A Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on March 24, 1997, incorporated by reference to Exhibit 3.6 to Form 10-KSB for the year ended December 31, 1996 filed with the Securities and Exchange Commission on May 6, 1997.
3.7 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997, incorporated by reference to Exhibit 3.8 to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.
3.8 Certificate of Amendment to the Memorandum of the Company changing the name to WaveRider Communications Inc., filed with the Nevada Secretary of State on May 27, 1997, incorporated by reference to Exhibit 3.7 to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on April 15, 1998.
3.9 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, filed with the Nevada Secretary of State on May 16, 1997, incorporated by reference to Exhibit
     99.1 to Form 8-K filed with the Securities and Exchange Commission on May 4, 1998.
3.10 Certificate of Amendment to the Articles of Incorporation of the Company designating the Series C Voting 8% Convertible Preferred Stock, filed with the Nevada Secretary of State on June 3, 1998, incorporated by reference to Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on June 18, 1998.
3.11 Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on July 17, 2000, incorporated by reference to Appendix D on Form 14A filed with the Securities and Exchange Commission on May 25, 2000.
3.12 Certificate of Designation of Series D 5% Convertible Preferred
     Stock, incorporated by reference to Exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
3.13 *Certificate of Amendment to the Articles of Incorporation of the Company filed with the Nevada Secretary of State on February 25, 2003.
10.1 Class G Common Stock Purchase Warrant dated December 15, 1998, incorporated by reference to Exhibit 4.9 to an annual report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 1, 1999.
10.2 Common Stock Purchase Warrant dated December 29, 1998, incorporated by reference to Exhibit 4.10 to an annual report on Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 1, 1999.
10.3 Class H Common Stock Purchase Warrant dated June 1999, incorporated by reference to Exhibit 4.11 to a registration statement on Form S-3, File no. 333-82855, filed with the Securities and Exchange Commission on July 14, 1999.
10.4 Common Stock Purchase Warrant dated December 1999, incorporated by reference to Exhibit 4.13 to a registration statement on Form S-3, File no. 333-92591, filed with the Securities and Exchange Commission on December 10, 1999.
10.5 Class J Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.4 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.6 Class K Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.5 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.7 Class L Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.6 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.8 Class M Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 4.9 to a registration statement on Form S-3 filed with the Securities and Exchange Commission on December 28, 2000.
10.9 Share Exchange Agreement executed the May 13, 1997 between the
     Company and the shareholders of Major Wireless Communications Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on May 29, 1997.
10.10 Agreement Supplemental to the Share Exchange Agreement executed May
     13, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 29, 1997.
10.11 **Employee Stock Option (1997) Plan, incorporated by reference to
     Exhibit 99 to a registration statement on Form S-8 filed with the Securities and Exchange Commission on August 29, 1997.
10.12 **Employment agreement between Bruce Sinclair and WaveRider
     Communications Inc., dated November 18, 1997, incorporated by reference to
     Exhibit 10.10 to an annual report on Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on April 15, 1998.
10.13Amendment to the Share Exchange Agreement dated May 13, 1997, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on May 4, 1998.

10.14**Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Exhibit 4.11 to a registration statement on Form S-8, filed with the Securities and Exchange Commission on May 13, 1998.
10.15** the 1999 Incentive and Nonqualified Stock Option Plan incorporated by reference to Appendix A on Form 14A filed with the Securities and Exchange Commission on April 29, 1999.
10.16**Employee Stock Option (2000) Plan, incorporated by reference to
     Appendix B on Form 14A filed with the Securities and Exchange Commission on May 25, 2000.
10.17**Employee Stock Purchase (2000) Plan, incorporated by reference to
     Appendix C on Form 14A filed with the Securities and Exchange Commission on May 25, 2000.
10.18Share Sale and Subscription Agreement between WaveRider, ADE Network
     Technology Pty Ltd., Philip William Anderson, Maureen Anderson and Wayne Anderson dated September 29, 2000, incorporated by reference to Exhibit
     10.1 to Form 8-K filed with the Securities and Exchange Commission on October 16, 2000.
10.19.Amendment #1 to Share Sale and Subscription Agreement between
     WaveRider, ADE Network Technology Pty Ltd., Philip William Anderson, Maureen Anderson and Wayne Anderson dated October 9, 2000, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on October 16, 2000.
10.20.Security Purchase Agreement between WaveRider and Capital Ventures
     International dated December 8, 2000, incorporated by reference to Exhibit
     10.1 to Form 8-K filed with the Securities and Exchange Commission on December 14, 2000.
10.21.**Employment agreement between T. Scott Worthington and WaveRider dated January 5, 1998, incorporated by reference to Exhibit 10.19 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.22.**Employment agreement between Charles W. Brown and WaveRider dated
     February 16, 1998, incorporated by reference to Exhibit 10.20 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.23.**Employment agreement between James H. Chinnick and WaveRider dated
     January 4, 1999, incorporated by reference to Exhibit 10.21 to an annual report on Form 10-K/A filed with the Securities and Exchange Commission on June 29, 2001.
10.24.Stock Purchase Agreement between WaveRider and Crescent International Inc.
     dated June 4, 2001,  incorporated  by reference to Exhibit 10.1 to Form
     8-K filed with the Securities and Exchange Commission on June 18, 2001. 10.25.Class N Common Stock Purchase Warrant dated June 4, 2001, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
10.26.Class O Common Stock Purchase Warrant, incorporated by reference to
     Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on June 18, 2001.
10.27 Form of Unit Subscription Agreement dated October 2001, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.
10.28.Form of Series A Promissory Note dated October 19, 2001, incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.
10.29.Form of Common Stock Purchase Warrant dated October 2001, incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Securities and Exchange Commission on October 26, 2001.
10.30.General Security Agreement between WaveRider and William E. Krebs dated October 19, 2001, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.31.General Security Agreement between WaveRider (Canada) and William E.
     Krebs dated October 19, 2001, incorporated by reference to Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.32.Guarantee by WaveRider (Canada) to William E. Krebs dated October 19,
     2001, incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Securities and Exchange Commission on November 8, 2001.
10.33.Form of Subscription  Rights Agreement  between  Corporate Stock Transfer,
      Inc. and WaveRider dated October 17, 2001, incorporated by reference to
      Exhibit 4.2 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.34.Warrant  Agent  Agreement  between  Corporate  Stock  Transfer,  Inc.  and
      WaveRider dated October 17, 2001,  incorporated by reference to Exhibit
      4.4 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.35.Solicitation Agent Agreement between Gruntal & Co., L.L.C. and WaveRider dated October 31, 2001, incorporated by reference to Exhibit 10.1 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.
10.36.Agreement between  WaveRider and Innisfree M&A Incorporated  dated October
      22, 2001, incorporated by reference to Exhibit 10.2 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

10.37.Key Bank  National  Association  Escrow  Agreement  between  WaveRider,
      Corporate Stock Transfer, Inc. and Key Bank National Association dated October 2001, incorporated by reference to Exhibit 10.3 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

10.38.Form of Common Stock  Purchase  Warrant,  incorporated  by reference to
      Exhibit 4.5 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

10.39.Form of Unit Purchase Warrant, incorporated by reference to Exhibit 4.6 to a registration statement on Form S-3/A filed with the Securities and Exchange Commission on November 2, 2001.

10.40.**Employee Stock Option (2002) Plan  incorporated by reference to Appendix
        A on Form 14A filed with the Securities and Exchange Commission on May 24, 2002.

21       *Subsidiaries

23.1     *Consent of Wolf & Company, P.C., independent accountants
23.2     *Consent of PricewaterhouseCoopers LLP, independent accountants
99.1 *Officers' certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                          WaveRider Communications Inc.
                 Valuation And Qualifying Accounts And Reserves
                        For The Years Ended December 31:

                                        Balance            Charges to                                                   Balance
                                        Beginning           Costs and                                                   at End
Description                             of Period           Expenses          Write-offs            Other              of Period
--------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts

         2002                       $     635,410      $      99,413     $    (522,599)       $          -       $      212,224


         2001                             591,877            532,842          (492,933)              3,684              635,410

         2000                              66,316            539,378           (13,817)                  -              591,877

Allowance for Deferred Income Taxes

         2002                       $  14,771,000      $   2,478,000     $           -        $          -
$        17,249,000

         2001                          12,498,000          2,273,000                 -                   -           14,771,000

         2000                           4,738,000          7,760,000                 -                   -           12,498,000




                           CONSOLIDATED FINANCIAL STATEMENTS

                           WaveRider Communications Inc.


                           TORONTO, ONTARIO, CANADA

                           DECEMBER 31, 2002









             1. REPORTS OF INDEPENDENT AUDITORS

             2. CONSOLIDATED BALANCE SHEETS

             3. CONSOLIDATED STATEMENTS OF LOSS

             4. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                EQUITY AND COMPREHENSIVE LOSS

             5. CONSOLIDATED STATEMENTS OF CASH FLOWS

             6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants

To the Shareholders of WaveRider Communications Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of loss and comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the financial position of WaveRider Communications Inc. (the "Company") as at December 31, 2001 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial schedule listed in the index appearing under Item 15(b) on page 29 presents fairly, in all material respects, the information set forth herein as at December 31, 2001 and for each of the two years then ended when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP

February 15, 2002 (except for Note 24 which is March 26, 2002)

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
WaveRider Communications Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of WaveRider Communications Inc. as of December 31, 2002, and the related consolidated statements of loss, changes in shareholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WaveRider Communications Inc. as of December 31, 2002, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In addition, in our opinion, the financial schedule listed in the index appearing under Item 15(b) on page 29 presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its working capital has declined, as has shareholders' equity. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wolf and Company, P.C.

Boston, Massachusetts, U.S.A.
February 14, 2003


WaveRider Communications Inc.
CONSOLIDATED BALANCE SHEETS
                                                                                              December 31
                                                                                          2002             2001
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,025,604     $   2,244,625
    Accounts receivable, less allowance for doubtful accounts                          1,342,533           898,432
    Due from contract manufacturers                                                       53,437            41,295
    Inventories                                                                        1,230,048         1,402,703
    Current portion of note receivable                                                    32,761            32,800
    Prepaid expenses and other assets                                                     75,362           297,282
                                                                                   -------------------------------

                  Current assets                                                       3,759,745         4,917,137

Note receivable, net of current portion                                                        -            32,801
Property, plant and equipment, net                                                       885,475         1,671,088
Goodwill                                                                                       -         3,997,477
                                                                                   -------------------------------

                                                                                   $   4,645,220    $   10,618,503
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,708,268    $    2,314,920
    Consideration payable on business combination                                              -           105,256
    Promissory notes                                                                           -           168,893
    Deferred revenue                                                                     259,235           265,505
    Current portion of obligation under capital lease                                     12,094           131,145
                                                                                   -------------------------------

                  Current liabilities                                                  2,979,597         2,985,719

Obligation under capital lease                                                             6,004            36,312
                                                                                   -------------------------------


                  Total liabilities                                                    2,985,601         3,022,031
                                                                                   -------------------------------

Commitments and Contingencies (Note 15)                                                      -              -

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding 16,700 shares in 2002 and 29,000 shares in 2001.               167               290
    Common Stock, $0.001 par value per share:
       issued and outstanding - 116,755,119 shares in 2002 and
       72,973,681 shares in 2001                                                         116,755            72,974
    Additional paid-in capital                                                        72,397,489        65,830,352
    Other equity                                                                      12,621,831        13,748,732
    Deferred compensation                                                               (173,260)                -
    Accumulated other comprehensive income (loss)                                       (102,371)         (104,586)
    Accumulated deficit                                                              (83,200,992)      (71,951,290)
                                                                                   --------------------------------

                  Total shareholders' equity                                           1,659,619         7,596,472
                                                                                   -------------------------------

                                                                                   $   4,645,220    $   10,618,503
                                                                                   ===============================

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF LOSS

                                                                                 Years ended December 31
                                                                              2002         2001             2000
REVENUE

Product revenue                                                        $    7,382,123   $     6,005,653   $  3,592,253
Service revenue                                                             1,626,792         1,798,364        540,739
                                                                       -----------------------------------------------

                                                                            9,008,915         7,804,017      4,132,992
                                                                       -----------------------------------------------
COST OF REVENUE

Product revenue                                                             6,383,955         5,519,604      4,983,048
Service revenue                                                               394,839           436,891        256,000
                                                                       -----------------------------------------------

                                                                            6,778,794         5,956,495      5,239,048
                                                                       -----------------------------------------------

GROSS MARGIN                                                                2,230,121          1,847,522    (1,106,056)
                                                                       ------------------------------------------------

EXPENSES

Selling, general and administration                                         6,212,458         8,239,747      8,605,887
   Employee stock-based compensation                                          172,500           812,200     10,386,498
Research and development                                                    1,494,880         4,471,567      6,127,360
   Employee stock-based compensation                                                -                 -      1,978,679
Depreciation and amortization                                                 763,845         3,533,438      2,164,638
Bad debt expense                                                               99,413           532,842        539,379
Write-off of goodwill                                                       4,069,696           155,050              -
Restructuring charges                                                         362,588                 -              -
Impairment of assets                                                                -                 -      1,028,430
Interest expense                                                              331,041         5,493,373        274,347
Interest income                                                               (26,598)          (96,045)      (581,614)
                                                                       ------------------------------------------------

                                                                           13,479,823        23,142,172     30,523,604
                                                                       -----------------------------------------------

NET LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                  (11,249,702)      (21,294,650)   (31,629,660)

DEFERRED INCOME TAX RECOVERY                                                        -                 -        157,045
                                                                       -----------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                        (11,249,702)      (21,294,650)   (31,472,615)

LOSS ON EXTINGUISHMENT OF DEBT                                                      -          (198,300)             -
                                                                       -----------------------------------------------

NET LOSS                                                               $  (11,249,702)  $   (21,492,950)  $(31,472,615)
                                                                       ================================================

BASIC AND DILUTED LOSS PER SHARE
   BEFORE EXTRAORDINARY ITEM                                           $        (0.11)  $        (0.371)  $      (0.59)
                                                                       ================================================

BASIC AND DILUTED LOSS PER SHARE
   FOR EXTRAORDINARY ITEM                                              $            -   $        (0.003)  $          -
                                                                       ===============================================

BASIC AND DILUTED LOSS PER SHARE                                       $        (0.11)  $        (0.374)  $      (0.59)
                                                                       ================================================

Weighted Average Number of Common Shares                                  105,261,533        60,269,617     53,203,750
                                                                       ===============================================



REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS


                                                                                  Additional
                                       Common Shares         Preferred Shares       Paid-in        Share              Warrants
                                    Number     Par Value     Number   Par Value     Capital       Capital       Number       Amount
                                   ------------------------------------------------------------------------------------------------

December 31, 1999                  43,903,145     $ 43,903    764,000    $ 764   $22,599,172   $ 22,643,839   6,659,629  $3,355,434

Extension of option plan
Issuances                           1,437,036        1,437                         1,495,031      1,496,468   9,334,970   2,250,180
Conversions & exercises             8,881,717        8,882   (764,000)    (764)   18,714,845     18,722,963  (6,466,350) (3,311,347)
Release of shares from escrow         900,000          900                         3,205,350      3,206,250
Compensatory options to employees
Options to non-employees
Dividends on preferred shares
Beneficial conversion
Cumulative translation adjustments
Net loss
Comprehensive net loss             ------------------------------------------------------------------------------------------------
December 31, 2000                  55,121,898     $ 55,122          -      $ -   $46,014,398   $ 46,069,520   9,528,249  $2,294,267

Issuances                           8,300,837        8,301     30,000      300     5,287,540      5,296,141  11,478,684   1,170,383
Conversions & exercises             6,300,946        6,301     (1,000)     (10)    8,367,836      8,374,127   1,343,480    (593,274)
Release of shares from escrow       2,250,000        2,250                         2,828,250      2,830,500
Issue for purchase of subsidiary    1,000,000        1,000                           972,161        973,161
Expiration of warrants                                                               772,818        772,818  (6,507,960)   (772,818)
Compensatory options to employees                                                                         -
Options to non-employees                                                                                  -
Amendment to conversion price                                                      1,144,654      1,144,654                 113,781
Beneficial conversion                                                                442,695        442,695
Cumulative translation adjustments                                                                        -
Net loss
Comprehensive net loss             ------------------------------------------------------------------------------------------------
December 31, 2001                  72,973,681     $ 72,974     29,000    $ 290   $65,830,352   $ 65,903,616  15,842,453  $2,212,339

Issuances                          30,498,387       30,498                   -     4,344,514      4,375,012
Conversions & exercises             7,901,801        7,902    (12,300)    (123)       (7,779)             -
Release of shares from escrow       5,381,250        5,381                           877,932        883,313
Options to non-employees                                                                                  -
Expiry of extended 1997 options                                                    1,352,470      1,352,470
Cumulative translation adjustments                                                                        -
Net loss                                                                                                  -
Comprehensive net loss            -------------------------------------------------------------------------------------------------

December 31, 2002                 116,755,119    $ 116,755     16,700    $ 167   $72,397,489   $ 72,514,411  15,842,453  $2,212,339
                                  ===========    =========     ======    =====   ===========   ============  ==========  ==========


                          Refer to Accompanying Notes


WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE LOSS (con't)

                                                                                             Accumulated
                                                                                                Other
                                       Other        equity     Compensation     Deficit      Income (Loss)     Total
                                     -----------------------------------------------------------------------------------

December 31, 1999                      $ 209,893   $ 3,565,327           $ -  $(17,910,784)                  $ 8,298,382

Extension of option plan              11,099,858    11,099,858                                                11,099,858
Issuances                                            2,250,180                                                 3,746,648
Conversions & exercises                 (678,024)   (3,989,371)                                               14,733,592
Release of shares from escrow                                -                                                 3,206,250
Compensatory options to employees        552,819       552,819                                                   552,819
Options to non-employees                  92,301        92,301                                                    92,301
Dividends on preferred shares                                -                     (31,109)                      (31,109)
Beneficial conversion                  1,911,605     1,911,605                                                 1,911,605
                                                                                                               ---------
Cumulative translation adjustments                                                                  44,858        44,858
Net loss                                                                       (31,472,615)                  (31,472,615)
                                                                                                             ------------
Comprehensive net loss                                       -                                               (31,427,757)
                                     ----------------------------------------------------------------------------------------------
December 31, 2000                    $13,188,452  $ 15,482,719           $ -  $(49,414,508)       $ 44,858  $ 12,182,589

Issuances                                            1,170,383                                                 6,466,524
Conversions & exercises               (2,068,665)   (2,661,939)                                                5,712,188
Release of shares from escrow                                -                                                 2,830,500
Issue for purchase of subsidiary                             -                                                   973,161
Expiration of warrants                                (772,818)
Compensatory options to employees        183,200       183,200                                                   183,200
Options to non-employees                  85,612        85,612                                                    85,612
Amendment to conversion price                          113,781                                                 1,258,435
Beneficial conversion                    147,794       147,794                  (1,043,832)                     (453,343)
                                                                                                                ---------
Cumulative translation adjustments                           -                                    (149,444)     (149,444)
Net loss                                                                       (21,492,950)                  (21,492,950)
                                                                                                             ------------
Comprehensive net loss                                       -                                               (21,642,394)
                                     ----------------------------------------------------------------------------------------------
December 31, 2001                    $11,536,393  $ 13,748,732           $ -  $(71,951,290)     $ (104,586)  $ 7,596,472

Issuances                                204,000       204,000      (173,260)                                  4,405,752
Conversions & exercises                                      -                                                         -
Release of shares from escrow                                -                                                   883,313
Options to non-employees                  21,569        21,569                                                    21,569
Expiry of extended 1997 options       (1,352,470)   (1,352,470)                                                        -
                                                                                                                   -----
Cumulative translation adjustments                           -                                       2,215         2,215
Net loss                                                                       (11,249,702)                  (11,249,702)
                                                                                                             ------------
Comprehensive net loss                                       -                                               (11,247,487)
                                     ----------------------------------------------------------------------------------------------
December 31, 2002                    $10,409,492  $ 12,621,831    $ (173,260) $(83,200,992)     $ (102,371)  $ 1,659,619
                                     ===========  ============    =========== =============     ===========  ===========




                                       35 (con't)

Years ended December 31

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year ended December 31
                                                                         2002             2001             2000
OPERATING

Net loss                                                             $ (11,249,702)  $(21,492,950)   $  (31,472,615)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                              763,845      1,147,943           709,333
  Write off of goodwill                                                  4,069,696        155,050                 -
  Amortization of goodwill                                                       -      2,385,495         1,455,305
  Extension of Employee Stock Option (1997) plan                                 -              -        11,099,858
  Charges for issuance of options and warrants                             763,121        385,940           645,120
  Non-cash financing expenses                                              263,607      5,410,846           255,387
  Compensatory shares released from escrow to employee                     172,500        629,000           712,500
  Write-off of acquired core technologies and goodwill                           -              -         1,028,430
  Write-off of inventories                                                  79,953        593,072         1,568,739
  Bad debt expense                                                          99,413        532,842           539,379
  Deferred income tax recovery                                                   -              -          (157,045)
  Unrealized foreign exchange (gain) loss                                 (91,982)        (46,781)           19,150
  Loss on disposal of property, plant and equipment                         51,858              -                 -
  Loss on extinguishments of debt                                                -        198,300                 -
Net changes in working capital items                                       106,988       (247,246)       (3,671,541)
                                                                     -----------------------------------------------

                  Net cash used in operating activities                 (4,970,703)   (10,348,489)      (17,268,000)
                                                                     -----------------------------------------------

INVESTING

Acquisition of property, plant and equipment                               (83,206)      (301,843)       (1,474,040)
Proceeds on disposal of property, plant and equipment                       35,120              -                 -
Purchase of notes                                                                -        (65,601)                -
Purchase of ADE Network Technology Pty. Ltd.                                     -       (567,372)        (492,082)
                                                                      ----------------------------------------------

                  Net cash used in investing activities                    (48,086)      (934,816)       (1,966,122)
                                                                      ----------------------------------------------

FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                       4,371,532      5,100,939        16,757,800
Repayment of promissory notes                                             (432,500)             -                 -
Proceeds from sale of promissory notes                                           -        999,500                 -
Proceeds from sale of convertible promissory notes (net of issue fees)           -              -         4,818,000
Dividends on preferred shares                                                    -              -           (31,109)
Payments on capital lease obligations                                     (126,101)      (295,056)         (132,753)
                                                                      ----------------------------------------------

                  Net cash provided by financing activities              3,812,931      5,805,383        21,411,938
                                                                      ---------------------------------------------

Effect of exchange rate changes on cash                                    (13,163)         1,645             2,169
                                                                      ---------------------------------------------

(Decease) Increase in cash and cash equivalents                         (1,219,021)    (5,476,277)        2,179,985

Cash and cash equivalents, beginning of year                             2,244,625      7,720,902         5,540,917
                                                                      ---------------------------------------------

Cash and cash equivalents, end of year                                $  1,025,604   $  2,244,625    $    7,720,902
                                                                      =============================================

REFER TO ACCOMPANYING NOTES

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000


1.       GOING CONCERN

These consolidated financial statements are prepared on a going-concern basis which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $11,249,702 for the year ended December 31, 2002 (2001 - $21,492,950 and 2000 - $31,472,615) and reported an accumulated deficit at that date of $83,200,992 (2001 - $71,951,290). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations. Furthermore, the current financial markets and the Company's current financial position make it unlikely in management's view that the Company will be able to raise any additional capital or debt financing within the next twelve months.

The Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations without the need for additional financing. In recognition of these circumstances, the Company took significant steps in October 2002 (see Note 5) to reduce its workforce and operating costs. However, if the Company fails to achieve positive cash flow in the near term, the Company does not presently have adequate cash to fund ongoing operations. In that case, in order to meet its needs for cash to fund its operations, the Company would need to obtain additional financing. In the past, the Company has obtained financing primarily through the sale of convertible securities. Due to the Company's low stock price and the overhang represented by outstanding convertible securities, the Company believes that it is unlikely to be able to obtain additional financing. If the Company is unable to either achieve its planned cash flow positive operations and profitability or obtain significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes it is unlikely that its common stock will have any value.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

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

Revenue from product sales to end-user and Value-Added Reseller customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is reasonably assured. Delivery occurs when the product is shipped, except when the terms of a specific contract include substantive customer acceptance.

Revenue from hardware maintenance contracts is recognized ratably over the term of the contract, which is generally one year. Revenue from installation and other services is recognized as earned and the associated costs and expenses are recognized as incurred. In cases in which extended warranty, maintenance or installation services are bundled with the sale of the product, the Company unbundles these components and defers the recognition of revenue for the services at the time the product sales revenue is recognized, based upon the
vendor specific  evidence of the value of the service element     Revenue from
rentals and operating leases is recognized monthly as the fees accrue.

Revenue from Internet service contracts is recognized over the term of the contracts, which do not exceed one year.

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

The fair values of cash and cash equivalents, accounts receivable, due from contract manufacturers, current notes receivable, accounts payable and current liabilities approximate their recorded amounts because of their short term to realization or settlement.

Cash and cash equivalents - All liquid investments having an original maturity not exceeding three months are treated as cash equivalents.

Accounts receivable - The Company has historically provided financial terms to certain customers in connection with purchases of the Company's products. Financial terms, for credit-approved customers, are generally on a net 30-day basis.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Inventory - Raw materials are recorded at the lower of cost or replacement cost. Finished goods are recorded at the lower of cost and net realizable value. Cost is determined on the average cost basis and includes material, labor and overhead, where applicable.

The Company records valuation reserves on its inventory for estimated obsolescence or unmarketability. The amount of the write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

The Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Product Warranty - The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 18 months. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company's product warranty liability for the year ended December 31, 2002 are as follows:



                                                                    2002
                                                              ------------
Balance, beginning                                            $     98,155
Warranties issued                                                   78,249
Settlements made in cash or in-kind                                (58,402)
Changes in estimated pre-existing warranties,
including expirations                                              (77,657)
                                                              ------------

Balance, ending                                               $     40,345
                                                              ============


Property, plant and equipment - Property, plant and equipment are recorded at historic cost. Effective for the first quarter of 2000, the Company adopted a change in its method of depreciation from a declining balance to a straight line basis, with useful lives as follows:

         Computer software                        3 years
         Computer equipment                       4 years
         Lab equipment and tools                  4 years
         Equipment and fixtures                   5 years
         Assets held for lease                    5 years
         Leasehold improvements                   over the shorter of the term
                                                  of the lease or estimated
                                                  useful lives

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

The functional currency of ADE, the Company's subsidiary in Australia, is Australian dollars. Accordingly, ADE's assets and liabilities are translated into US dollars using the rate of exchange in effect on the balance sheet dates, whereas ADE's revenues, expenses, gains and losses are translated at the average rate of exchange in effect throughout the reporting period. Resulting translation adjustments are included as a separate component of comprehensive loss within shareholders' equity in the accompanying consolidated financial statements.

Recognized and unrecognized foreign exchange gains (losses) included in the statement of operations is $71,075 in 2002 (2001 - $17,021, 2000 - ($26,244)).

Income taxes - Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the income tax rates and laws currently enacted. Valuation allowances are established, when necessary, to reduce deferred income tax assets to an amount that is more likely than not expected to be realized.

Stock options - The Company applies SFAS No. 123, together with APB No. 25 as permitted under SFAS No. 123, in accounting for its stock option plans. Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statements of loss over the option vesting period or upon meeting certain performance criteria. In accordance with SFAS No. 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statements of loss in the period in which the services are rendered. Fair values of stock options are determined using the Black-Scholes option-pricing model.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                     2002                2001                   2000
                                                     ----                ----                   ----

Net loss, as reported                       $     (11,249,702)    $    (21,492,950)    $     (31,472,615)

Add:    Stock-based employee compensation
        expense included in reported net loss          30,740              183,200               552,819
Deduct: Total stock based employee compensation
        expense determined under fair value based
        method for all awards                      (1,680,005)          (1,537,485)           (4,552,823)
                                            ------------------    -----------------    ------------------
Pro forma net loss                          $     (12,898,967)    $    (22,847,235)    $     (35,472,619)
                                            ==================    =================    ==================

Basic and fully diluted loss per share,
as reported                                 $           (0.11)    $          (0.37)    $           (0.59)
                                            ==================    =================    ==================
Basic and fully diluted loss per share,
pro forma                                   $           (0.12)    $          (0.40)    $           (0.67)
                                            ==================    =================    ==================

Research and development costs - Research and development costs are charged to expense as incurred.

Valuation of long-lived assets - The Company considers the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the Company expects an asset to generate cash flows less than the asset's carrying value, at the lowest level of identifiable cash flows, the Company recognizes a loss for the difference between the asset's carrying value and its fair value.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Comprehensive income (loss) - Under SFAS No. 130, the Company presents comprehensive income (loss), in addition to net income (loss) in the accounts. Comprehensive loss differs from net loss as a result of foreign currency translation adjustments. Accumulated other comprehensive income (loss) is included in the consolidated statements of changes in shareholders' equity and reflects the cumulative effect of other comprehensive income (loss) excluded from net income (loss) as reported in the consolidated statements of income
(loss).

Recently issued accounting standards - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and, accordingly, the Company reclassified acquired labor force intangibles, in the amount of $98,949, to goodwill in compliance with the requirements of the standard. In addition, the Company ceased the amortization of goodwill, totaling $3,997,477, as of the beginning of fiscal 2002.

SFAS 142 requires goodwill to be tested for impairment on an annual basis and under certain circumstances, written down when impaired, and requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company determined that there was impairment under SFAS No. 142, as of September 30, 2002, and wrote off all existing goodwill (See Note 5).

Prior to the impairment charge, during the year ended December 31, 2002, goodwill increased by $72,219 due to foreign exchange translation.

The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 had occurred as of January 1, 2001:


                                                                              Year Ended December 31
                                                                                2001           2000
                                                                       ---------------------------------

Net Loss - as reported                                                 $   (21,492,950)    $ (31,472,615)
Amortization of goodwill                                                      2,385,495         1,455,305
                                                                        ---------------------------------

Net Loss - as adjusted                                                  $   (19,107,455)    $(30,017,310)
                                                                        =================================

Basic and fully diluted loss per share - as reported                    $         (0.37)    $      (0.59)

Amortization of goodwill                                                            0.04            0.03
                                                                        --------------------------------

Basic and full diluted loss per share - as adjusted                     $         (0.33)    $      (0.56)
                                                                        =================================

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets - replaces Statement No. 121--an earlier pronouncement on this topic. The new Statement establishes a single accounting model for long-lived assets to be disposed of by sale. Under its provisions, which apply to both continuing and discontinued operations, companies must measure long-lived assets at the lower of fair value--minus cost to sell--or the carrying amount. As a result, they should no longer report discontinued operations at net realizable value or include in them operating losses that have not yet occurred. Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early implementation encouraged. The Company has adopted SFAS No. 144 and there was no material impact as a result.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities - The FASB has issued Statement No.146, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between this Statement and Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of the new Standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure -- an Amendment of FASB Statement No. 123 - This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures in a company's footnotes. This Statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The Company has adopted SFAS No. 148 and has included the disclosure requirements in Note 3 above.

4.       ACQUISITION OF SUBSIDIARIES

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

As a result of the reduction of approximately half the staff of ADE, on September 24, 2001, the Company wrote down the acquired labor force resulting from the acquisition of ADE, in the amount of $155,050. With the ongoing decline in the telecom sector, in September 2002, the Company wrote off the balance of the goodwill arising from the acquisition of ADE (see Note 5).

5.       RESTRUCTURING AND IMPAIRMENT OF ASSETS

Restructuring  - In October 2002,  in response to the  continued  decline in the telecommunications sector, the Company completed a restructuring of its operations in an effort to reduce costs. Our restructuring plan resulted in, among other things, the reduction of 10 employees across our operations, the majority of which were terminated by December 31, 2002. As a result of our restructuring plan, in the fourth quarter of 2002, we recorded a restructuring expense of approximately $167,000 related primarily to severance and related costs. These severance expenses are included in Accounts Payable and Accrued Liabilities at December 31, 2002 and are expected to be paid during the fourth quarter of 2003. We also incurred and paid costs of $76,940 to terminate the Calgary lease, $50,900 in other severance costs, $28,454 for moving of fixed assets and corporate records and $39,294 in other termination related costs.

In addition, certain employees agreed to defer a certain portion of their salaries until the fourth quarter of 2003. We have deferred and expensed $34,400, and will defer and expense an additional $48,600 during the first quarter of 2003, in compensation to senior staff, which we will not pay until the fourth quarter of 2003. At December 31, 2002, the total deferred compensation amount included in Accounts Payable and Accrued Liabilities was $34,400.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Write off of goodwill -In conjunction with the planned restructuring, in September 2002, the Company undertook a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit and for WaveRider Communications Inc. In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after a revision of all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value.

Write off of technology - During the fourth quarter of fiscal 2000, it was determined that products built from technologies acquired from Transformation Techniques, Inc. ("TTI") in 1999 did not meet customers' expectations under certain operating conditions and that these technologies, in fact, could not be remedied.

Accordingly, the Company developed replacement technologies and abandoned the TTI technologies. All TTI amounts carried on the Company's balance sheet have appropriately been written off, and related costs recorded, as follows:

Write off of acquired core technology                       $     762,430
Write off of goodwill                                             266,000
                                                            -------------

Impairment of assets recorded in operating expenses         $   1,028,430
                                                            =============

In addition, the Company recorded in cost of goods sold, inventory write downs and warranty provisions during fiscal 2000 in the amount of $1,568,739.

6.       ACCOUNTS RECEIVABLE
                                             2002                  2001
                                      ------------------------------------

Accounts receivable - trade           $    1,494,622     $       1,370,805
Other receivables                             60,135               163,037
Allowance for doubtful accounts             (212,224)             (635,410)
                                      ------------------------------------

                                      $    1,342,533     $         898,432
                                      ====================================
7.       INVENTORIES
                                             2002                  2001
                                      ------------------------------------

Finished products                     $    1,258,620     $       1,152,834
Raw materials                                 22,043               681,768
Valuation allowance                          (50,615))            (431,899)
                                      -------------------------------------

                                      $    1,230,048     $       1,402,703
                                      ====================================

8.       NOTE RECEIVABLE

On February 28, 2001, the Company purchased a promissory note from Platinum Communications Corporation ("Platinum") in the amount of approximately $65,601 (Can $100,000). The note is secured by certain assets of Platinum, bears interest at Canadian prime rate plus 2% and is repayable in 20 equal monthly installments commencing March 1, 2002.

9.       PROPERTY, PLANT AND EQUIPMENT


                                                          Net Book                                        Net Book
                                            Accumulated     Value                         Accumulated       Value
                               Cost        Depreciation     2002              Cost       Depreciation       2001
                          -----------------------------------------------------------------------------------------

Computer software          $   916,902   $    818,555  $    98,347      $  1,218,946   $    900,290    $    318,656
Computer equipment           1,098,653        838,087      260,566         1,242,779        694,521         548,258
Lab equipment and tools      1,010,215        763,674      246,541           972,567        591,272         381,295
Equipment and fixtures         339,994        238,988      101,006           459,745        223,632         236,113
Assets held for lease          171,532         42,185      129,347           184,697         11,735         172,962
Leasehold improvements          70,263         20,594       49,669           163,049        149,245          13,804
                          -----------------------------------------------------------------------------------------

                          $  3,607,559   $  2,722,084  $   885,475      $  4,241,783   $  2,570,695    $  1,671,088
                          =========================================================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Capital leases - computer software includes $nil (2001 - 1,714) net of accumulated depreciation of $nil (2001 - $8,568), Computer equipment includes $73,149 (2001 - $127,959) net of accumulated depreciation of $138,380 (2001 -
$83,570), Lab Equipment and tools includes $65,243 (2001 - $138,226) net of accumulated depreciation of $285,342 (2001 - $212,359) and Equipment and fixtures includes $10,904 (2001 - $90,935) net of accumulated depreciation of $18,347 (2001 - $65,548).

The assets held for lease consist of a communication tower and wireless communications equipment which has been leased to a customer on a fixed three-year term. The minimum lease payments receivable under the contracts are $34,750 in 2003 and $22,900 in 2004.


10.      GOODWILL

                                                                                       2002              2001
                                                                                -----------------------------------

Cost (Notes 3, 4 and 5)                                                         $            -       $   7,281,827
Less: Accumulated amortization                                                               -           3,284,350
                                                                                ----------------------------------

                                                                                $            -       $   3,997,477
                                                                                ==================================

See Note 5

11.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                                                       2002              2001
                                                                                -----------------------------------

Accounts payable                                                                 $    1,656,236      $   1,528,810
Accrued salaries and benefits                                                           241,928            208,734
Accrued severance                                                                       166,667                  -
Accrued liability for obsolete inventory at third party manufacturers                   161,853             60,000
Accrued audit                                                                           156,787             91,035
Other accrued liabilities                                                               324,797            426,341
                                                                                ----------------------------------

                                                                                $     2,708,268      $   2,314,920
                                                                                ==================================


12.      PROMISSORY NOTES

On October 19, 2001, the Company issued promissory notes in the aggregate principal amount of $834,500 and 1,794,175 common stock purchase warrants to the Company's senior management team, certain directors and significant accredited shareholders and received cash proceeds of $834,500. On November 5, 2001, the Company issued, in connection with a second closing, promissory notes in the aggregate principal amount of $165,000 and 354,750 common stock purchase warrants to certain significant accredited shareholders and received cash proceeds of $165,000. The notes bear an interest rate of 8%, compounded annually and are repayable on October 19, 2002. The promissory notes, which had a general security interest over the Company's assets, were redeemable in whole or in part at any time by the Company subject to payment of accrued interest and a repayment premium of 15% of the outstanding principal.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

The warrants are exercisable at a price of $0.50 for a period of five years, have registration rights, a cashless exercise feature and, in addition to regular terms and conditions, have a special adjustment clause in the event of a consolidated or reverse split of the Company's common stock.

The net proceeds of the transaction were allocated to the primary financial instruments as follows:

      Promissory notes                               $    759,620
      Class O warrants                                    239,880
                                                     ------------

      Net cash proceeds                              $    999,500
                                                     ============

Under the terms of the notes, if, prior to maturity, the Company makes an offering of its securities, the investors have the option and right to participate in the offering to the extent of the value of their note plus accrued but unpaid interest and the 15% repayment premium. With the completion of the Company's shareholders' rights offering, on December 14, 2001, (see "Shareholders' Rights Offering" under Shareholders' Equity) the beneficial conversion feature ("BCF"), in the amount of $442,695, embedded in the promissory notes was calculated and measured using the intrinsic value of the feature based on the most beneficial conversion available to the investors, was recorded as a reduction of the promissory notes and an increase in accumulated paid in capital.

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

Under the terms of the promissory notes, the remaining investors in the promissory notes had the right to demand reFpayment of the outstanding notes as a result of the Company completing additional financing with net proceeds in excess of $5 million. As a result, on March 28, 2002, the Company repaid the principal amount of $432,500 plus accrued interest and repayment premium. During 2002, $263,607 and $64,726 were charged to the consolidated statements of loss for accretion of the promissory notes and accrual of interest and repayment premium, respectively.


13.      CONVERTIBLE PROMISSORY NOTES

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

In connection with the sale to CVI, the Company agreed to pay Avondale Capital Partners Inc. ("Avondale") a fee equal to 2% of the total aggregate amount of financing received by the Company pursuant to the Securities Purchase Agreement, to a maximum fee of $400,000 plus 50,000 Series M warrants, for its involvement as a consultant in connection with the Securities Purchase Agreement. Upon the First Closing, the Company issued to Avondale Series M warrants to purchase 25,000 shares of common stock at an exercise price of $3.05 per share, which expire on December 8, 2005. The fair value of $23,680 for the warrants has been included in the cost of financing.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

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


14.      SHAREHOLDERS' EQUITY

A        Authorized share capital

         Preferred shares issuable in series, par value of $0.01 - 5,000,000 shares Common shares, par value of $0.001 - 400,000,000 shares in 2002, 200,000,000 shares in 2001

B        Issued share capital

i) Series B preferred shares - 4,000,000 Series B preferred shares were issued upon the acquisition of Major Wireless Communication Inc. in 1997. The shares were voting and convertible into common shares at a ratio of ten common shares for each preferred share. Each preferred share entitled the holder to 10 votes.

         The shares were held in escrow to be released upon occurrence of certain performance related events. On April 15, 1998, the Company and the Series B preferred shareholders agreed to amend the terms of the preferred shares. The conversion ratio was amended to a ratio of 2.5 common shares for each preferred share. On the same date, the preferred shares were converted into 10,000,000 common shares. These common shares were held in escrow and released upon the occurrence of certain performance related events. Under the original terms, if the specified criteria had not been met by February 7, 2002, the remaining common shares held in escrow could have been cancelled. On September 21, 2001, the Board of Directors extended the escrow period by two years to February 2004.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

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

         Prior to the determination, one of the escrow shareholders, through mutual agreement, returned 18,750 shares of common stock to the Company for cancellation. The remaining 5,381,250 common shares held in escrow were recorded at a fair value of $914,813 based on the stock price of $0.17 at March 31, 2002. The Company charged $204,000 and $710,813 to the consolidated statement of loss as compensation and selling, general and administration expenses, respectively.

         On April 24, 2002, the Company achieved the fourth milestone and accordingly released 1,345,312 shares of common stock. Based on the stock price of $0.13 on that date, the intrinsic value of the shares released to an employee was reduced by $12,000 from the amount recorded in March. This recovery amount was included in compensation expenses in the consolidated statement of loss.

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

         On July 16, 2002, the Company achieved the final milestone and released the remaining 2,690,625 shares of common stock. Based on the stock price of $0.15 on that date, the intrinsic value of the shares released to an employee was increased by $12,000 from the amount recorded at June 30, 2002. This expense amount was included in compensation expenses in the consolidated statement of loss.

         As a result of the determination that achievement of milestones was probable, an amount of $21,569, being the fair value of certain performance based non-employee options, was charged to consulting expense, in March 2002.

ii) Series C Preferred share units - On June 11, 1998, the Company issued 800,000 preferred share units at a price of $2.50 per unit for cash proceeds of $2,000,000, less costs of $50,000. Each unit consisted of an 8% voting, convertible preferred share and one Series F warrant. Each preferred share may be converted at the option of the holder into one common share for no additional consideration on or before April 30, 2000. Based upon the fair value of the underlying instruments within the preferred share unit, $1,536,343 of the total proceeds, net of costs, was allocated to preferred shares and $413,657 was allocated to the Series F warrants. As the preferred shares were immediately convertible into common shares, the $712,265 difference between the proceeds allocated to preferred shares and the fair value of the underlying common shares has been recorded as a dividend in 1998.

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

iii)     Common  share  purchase  agreement  - Under  a  Common  Share  Purchase
         Agreement dated December 29, 1998, the Company entered into an arrangement to sell up to an aggregate amount of $10,000,000 of common stock in three tranches and to issue four groups of warrants. In 1998, 1,167,860 shares of common stock in the first tranche were issued for gross proceeds of $3,000,000 and in 1999 1,660,945 shares of common stock in the second tranche were issued for gross proceeds of $3,000,000. In 1999, the Company decided not to sell the third and final tranche of shares to investors.

         In 1998, as part of the agreement, the Company issued four groups of warrants to the investors, as follows: 225,000 with an exercise price of $2.00, 225,000 with an exercise price of $2.61, 225,000 with an exercise price of $3.00 and 225,000 with an exercise price of $4.00. Each warrant entitled the holder to acquire one common share at the specified exercise price, and contain a cashless exercise feature. The warrants expire on December 29, 2003.

         In addition, 150,000 warrants with a fair value of $103,686 were issued, in 1998, to a placement agent. Each warrant entitled the holder to acquire one common share at an exercise price of $3.00 per share. The warrants expire on December 29, 2003.

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

iv) Series G Warrants - As a commitment fee for the right to issue up to $2,000,000 in convertible debentures to certain investors, the Company issued, on December 15, 1998, the investors warrants to purchase 500,000 common shares at an exercise price of $1.50 per share. The warrants expire on December 15, 2003. The warrants have been recorded at their fair value of $313,325 with the costs charged to the consolidated statements of loss in 1998. The Company terminated the debenture agreement on January 8, 1999 without drawing any funds.

v) Series H Warrants - On June 29, 1999, the Company issued, for services rendered, warrants to purchase 500,000 common shares at an exercise price of $2.00 per share, up to June 29, 2004. The warrants have been recorded at their fair value of $295,120 with the costs charged to the consolidated statements of loss in 1999. During 2000, all of the warrants were exercised for cash proceeds of $1,000,000.

vi) Loan Agreement - On October 15, 1999, the Company entered into a loan agreement with AMRO International, S.A. ("AMRO") under which the Company borrowed from AMRO $1,500,000 payable on or before May 23, 2000. Under the terms of the agreement, the Company paid interest at 10% per annum and was subject to a repayment premium of 5% of the outstanding balance if the loan was repaid within 120 days or a 10% premium if paid after 120 days.

         Pursuant to the loan agreement the Company issued warrants to purchase 180,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $64,978 with the costs charged to the consolidated statement of loss in 1999.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

         The loan was repaid in full on December 23, 1999. During 2000, all of the warrants were exercised for cash proceeds of $181,800.

vii) Common Stock Purchase Agreement - Under a Common Stock Purchase Agreement, dated October 18, 1999, the Company agreed to sell and the investor agreed to buy up to $5,000,000 in common shares of the Company. Pursuant to the agreement, the Company issued warrants to purchase 200,000 common shares at an exercise price of $1.01 per share, up to October 31, 2003. The warrants have been recorded at their fair value of $72,198 with the costs charged against the investment made in December 1999. During 2000, all of the warrants were exercised for cash proceeds of $202,000.

         In December 1999, the investor purchased 400,000 shares of common stock at $1.35 per share, for cash proceeds of $540,000 less fees of $33,400.

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

viii) Public Underwriting - On December 20, 1999, the Company entered into an underwriting agreement with Groome Capital.com Inc. ("Groome"). Under the terms of the agreement, the Company sold 4,444,444 common stock units, consisting of one common share and one-half common share purchase warrant, for $1.35 per unit. The sale of units was completed on December 23, 1999 and the Company received cash proceeds of $6,000,000, less fees of $607,500. In addition, the Company issued to Groome 444,444 underwriter warrants, which provide Groome with the right to purchase 444,444 common share units at $1.35 per unit for up to two years after the offering. Based on the fair value of the underlying instruments within the common share unit, $4,069,664 of the total proceeds was allocated to common shares, $898,792 was allocated to the share purchase warrants and $424,044 was allocated to the underwriter warrants.

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

ix) Warrants issued in connection with a Strategic Partnership Agreement - On March 9, 2000, the Company entered into a Strategic Partnership Agreement with VoIP International S.A. de C.V. ("VoIP"), a company incorporated in Mexico. Under the terms of the agreement, the Company granted VoIP exclusive rights to market the Company's products in Mexico in exchange for commitments from VoIP to procure a minimum of $28,000,000 of the Company's products. As an incentive, the Company issued to VoIP 4,500,000 Common Stock Purchase Warrants which VoIP would earn based on achievement of the minimum procurement commitments. In addition, the Company issued 55,000 Common Stock Purchase Warrants to an agent in connection with this transaction.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

         On December 8, 2000, the Company notified VoIP that it had cancelled the Agreement for lack of performance. With the cancellation of the Agreement, the warrants for both VoIP and the agent cannot be earned and are, therefore, cancelled.

x) Warrants issued in connection with Investment banking services - On April 25, 2001, the Company issued 350,000 Series M-1 warrants to the Company's investment bankers for services rendered. The Series M-1 warrants have a term of three years and have an exercise price of $1.63 per share. The fair value of $117,128 was charged to the statement of loss as a consulting expense.

xi) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 877,193 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 61,404 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants. The Series D 5% convertible preferred stock has a liquidation preference of $100 per share.

         The beneficial conversion feature (BCF) embedded in the convertible preferred stock was calculated to be $1,043,832 using the intrinsic value of the feature based on the most beneficial conversion available to the investor on the commitment date. The shares of preferred stock were accreted by $1,043,832, to their redemption value, with a corresponding charge to accumulated deficit.

         The Series D convertible preferred stock is convertible to shares of common stock at the liquidation preference value divided by the lesser of; a) $1.3772 or b) 95% of the average of the lowest three consecutive closing bid prices during the twenty-two trading day period immediately preceding the Conversion Date. The Series N warrants have a term of five years and an exercise price of $1.71 per share and contain a cashless exercise feature. The Series M-2 warrants have a term of three years and an exercise price of $1.71.

         During 2002, 12,300 shares of the Series D 5% convertible preferred stock were converted to 7,901,801 shares of common stock. During the fourth quarter of 2001, 1,000 shares of the SeriFes D 5% convertible preferred stock were converted to 317,317 shares of common stock.

xii) Sale of Common Stock - On December 18, 2001, the Company completed the sale of 300,000 shares of common stock for cash proceeds of $132,000.

xiii) Shareholders' Rights Offering - On December 14, 2001, the Company issued 10,675,919 common shares and Series P warrants to purchase 10,675,919 common shares, under a Shareholders' rights offering. Of the total, 7,832,439 common shares and warrants each were issued for cash consideration of $3,132,976, less cash expenses of $935,102. In connection with the rights offering, the company issued 208,723 underwriter warrants to the Company's investment bankers with a fair value of $50,459. The Series P warrants were allocated a value of $608,436. The remaining 2,843,480 shares and warrants each were issued as a result of; 1) the return for cancellation of promissory notes, including interest and repayment premium, 2) conversion of convertible promissory notes, including interest, and 3) cancellation of 1,500,000 Series J warrants. This resulting in increased accumulated paid in capital and other equity of $1,647,707 and $188,254 respectively. During 2002, the Company determined that it had over accrued $3,480 of costs and increased additional paid in capital by this amount.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

xiv) Sale of Common Stock - During March, 2002, the Company issued 30,096,662 shares of common stock for cash consideration of $4,497,000, less costs of $165,734. C Warrants

         The Company has several series of warrants outstanding at December 31, 2002 as follows:

                                      Number Outstanding Weighted Average
                  Exercise Prices                       Remaining Life
                       $0.40             208,723        23 months
                       $0.50          12,824,844        27 months
                       $1.50             500,000        11 months

                       $1.63             350,000        16 months
                       $1.71             938,597        39 months

                       $2.80             961,538        35 months
                       $3.05              25,000        35 months

                       $4.00             33,751         11 months
                                         -------

                   $0.40 - $4.00      15,842,453
                                      ==========

D        Other Equity

                                                                     2002           2001            2000
                                                              -------------------------------------------

Stock option extension from 1997 plan                   $       9,309,048     $   10,661,518  $   10,661,518
Stock options to non-employees                                    127,662            106,092          29,747
Stock options to employees that vested on performance             768,782            768,783         585,582
Options issued below market to employees                          204,000                  -               -
Beneficial conversion                                                   -                  -       1,911,605
Warrants                                                        2,212,339          2,212,339       2,294,267
                                                       -----------------------------------------------------

                                                        $      12,621,831     $   13,748,732  $   15,482,719
                                                       =====================================================

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

On July 7, 2000, at the Company's annual general meeting of shareholders, a resolution was passed extending the life of all the outstanding options awarded to the then current employees and non-employee consultants under the Company's Employee Stock Option (1997) Plan.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

During 2002, employees exercised none of the extended options (2001 - none, 2000
- 58,000 for $438,000). During 2002, options to purchase 194,375 shares of Common Stock expired unexercised. As a result, the $1,352,470 fair market value of these options was transferred from other equity to additional paid-in capital.

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

Employee Stock Option (2002) Plan -

During 2002, the Company authorized a new option plan for a total of 6,000,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees, the options vest equally over a three year period following the date of award.

On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company awarded 2,525,000 stock options, exercisable at $0.01per share, to the Company's staff and certain management. These options vest equally over four quarters and were recorded as compensation options. As such, the intrinsic value on the date of grant of $204,000 was recorded as other equity in shareholders' equity with a corresponding charge to deferred compensation. The deferred compensation charge will be amortized in the consolidated statement of loss over the vesting period. In 2002, the Company recorded compensation expense related to these options of $30,740.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Stock options to employees, directors and consultants are summarized as follows:

                                                                                                         Weighted
                                                                                                          Average
Granted to Employees and Directors                                           Number    Exercisable    Exercise Price

Balance at December 31, 1999                                              6,228,500     3,196,447        $    1.31

Granted to employees and directors @ $1.31 - $13.81                       3,193,192                           7.55
Cancelled on termination                                                   (175,270)                          3.23
Exercised                                                                (1,507,220)                          1.14
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                              7,739,202     3,302,360        $    3.93

Granted to employees and directors @ $0.43 - $2.38                        2,338,829                           0.80
Cancelled on termination                                                 (1,069,866)                          3.69
Exercised                                                                   (28,900)                          1.05
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                              8,979,265     4,123,497        $    3.15

Granted to employees and directors @ $0.01 - $0.16                        4,090,700                            .07
Cancelled on termination                                                 (1,727,392)                          3.07
Exercised                                                                         -                              -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                             11,342,573     6,666,173        $    2.05
===================================================================================================================

                                                                                                        Weighted
                                                                                                         Average
Granted to Consultants                                                       Number    Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                                                528,035       154,102        $    0.54

Granted to consultants @ $10.00                                              10,000                          10.00
Cancelled                                                                   (22,075)                          3.34
Exercised                                                                  (186,625)                          0.53
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                                329,335        15,230        $    0.67

Granted to consultants                                                            -
Cancelled                                                                         -
Exercised                                                                   (10,000)                          0.50
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                                319,335        97,614        $    0.67

Granted to consultants
Cancelled                                                                         -
Exercised                                                                         -
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                                319,335       319,335        $    0.67
===================================================================================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

                               Number           Weighted Average                               Number         Weighted Average
                           Outstanding at       Exercise Price of     Weighted Average     Exercisable at      Exercise Price
           Range of          December 31           Outstanding         Remaining Life       December 31,       of Exercisable
           Exercise             2002                 Options              (months)              2002              Options
            Prices
----------------------- --------------------- -------------------- --------------------- ----------------- ---------------------

             $0.01            2,525,000              $ 0.01                 118                       -       $       -
         $0.14 - $0.16        1,155,000                0.16                 109               100,000               0.16
             $0.43            1,291,000                0.43                 105             1,291,000               0.43
         $0.50 - $0.56        1,308,535                0.55                  90             1,308,535               0.55
         $0.91 - $2.00        1,521,509                1.31                  90             1,364,150               1.30
             $2.03            1,667,650                2.03                  76             1,604,217               2.03
         $2.06 - $10.00       2,193,214                7.57                  84             1,317,606               7.19
                              ---------               -----                 ---             ---------              -----

         $0.01 - $10.00     11,661,908               $ 2.01                  97             6,985,508             $ 2.26
                             ==========              ======                 ====            =========             ======

The weighted average exercise price for the exercisable options for 2001 was $3.57 (2000 - $3.76)

Non-employee and Performance Based Options -

Options granted to consultants, and performance based options granted to employees, are valued when earned and probable that the options will vest and the value continues to be adjusted until actual vesting is achieved. The Company did not grant any non-employee options or any performance based employee options during 2002. At December 31, 2002 all outstanding non-employees options had vested (2001 - 221,720 unvested, 2000 - 314,105 unvested) and all performance based employee options had vested (2001 -1,559,000 unvested, 2000 - 2,207,750 unvested). The non-employee options referred to above and all of the performance based employee options, which were issued in prior years, vested based on the escrow agreement milestones (Note 15B(i)).

The fair value of each stock option granted to consultants was estimated on the date the consultant earned the option using the Black-Scholes option-pricing model. The following weighted average assumptions were used in the model: nil annual dividends (2001 - nil, 2000 - nil), expected volatility of 90% (2001 - 90%, 2000 - 90%), risk-free interest of 4.50% (2001 - 4.50%, 2000 - 5.76%) and expected life of five years (2001 - five years, 2000 - three years). The Company estimates that approximately 20% of options will expire prior to exercise. The weighted average fair value of the stock options granted in 2002 was nil (2001 - nil, 2000 - $2.98).

The remeasurement of the fair value of the non-employee options through the vesting period resulted in a charge to the 2002 consolidated statement of loss of $21,569 (2001 - $85,612, 2000 - $92,301).

The remeasurement of the intrinsic value of the performance-based options awarded to employees through the vesting period resulted in no charge to compensation expense in the 2002 consolidated statement of loss (2001 - $183,200, 2000 - $552,819).

Fixed Option Awards -

For  disclosure  purposes,  the  fair  value of each  stock  option  granted  to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2002: nil annual dividends (2001 - nil, 2000 - nil), expected volatility of 90% (2001 - 90%, 2000 - 90%), risk-free interest of 4.50% (2001 - 4.50%, 2000 - 5.76%) and expected life of five years (2001 - five years, 2000 - five years). The Company estimates that approximately 20% of options will expire prior to exercise. The weighted average fair value of the stock options granted in 2002 was $0.07 (2001 - $0.80, 2000 - $7.55).

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

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

F        Employee Stock Purchase (2000) Plan

During 2000, the Company authorized a new employee stock purchase plan for a total of 3,000,000 common shares that may be purchased by employees at 85% of the lower of the closing price of the Company's common stock at the beginning or ending date of each plan period. In 2002, the Company sold 401,725 shares of common stock for cash proceeds of $40,266. In 2001, the Company sold 168,398 shares of common stock for cash proceeds of $159,095.


15.      COMMITMENTS AND CONTINGENCIES

Obligation under Capital Lease
                                                       2002
Gross Lease commitments:
2003                                           $        13,901
2004                                                     6,170
                                               ---------------

                                                        20,071
Less: Imputed interest                                   1,973
                                               ---------------

                                                        18,098
Less: Current portion                                   12,094
                                               ---------------

Long-term obligation under capital lease       $         6,004
                                               ===============

Operating Leases
2003                                           $       369,282
2004                                                   141,453

The Company rents office space with remaining terms of less than 2 years. The Company incurred rental expenses in 2002 of $529,141 (2001 - $708,038 and 2000 - $652,104).

Contract Manufacturers

The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. These obligations amount to approximately $1,389,000. Total purchases from contract manufacturers were $4,607,941 in 2002 (2001 - $4,256,858, 2000 - $2,150,563). Management believes that, should it be necessary, they could find alternative contract manufacturers without significant disruption to the business.

Employment Agreements

The Company has entered into employment agreements with certain key employees. These agreements include provisions relating to salaries and bonuses, severance payments and non-competition among others.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

Litigation

As of December 31, 2002, there are no litigation matters outstanding against the Company.

16.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION


                                                                  2002               2001               2000
                                                          --------------------------------------------------
Net changes in working capital items relating to operations

Accounts receivable                                       $      (493,652)    $      417,196     $  (1,536,885)
Due from contract manufacturers                                   (12,142)         1,086,497        (1,127,792)
Prepaid expenses and other assets                                 263,436            118,300          (190,224)
Inventory                                                         152,721            193,856        (2,653,078)
Accounts payable and accrued liabilities                          308,768         (1,907,686)        1,650,008
Consideration payable on business combination                    (105,256)            23,872                 -
Notes payable                                                           -            (24,659)                -
Deferred revenue                                                   (6,887)          (154,622)          186,430
                                                          ----------------------------------------------------

                                                          $       106,988     $     (247,246)     $ (3,671,541)
                                                          =====================================================

Cash paid during the year for:

   Interest                                               $        29,253     $       34,231     $      61,860

Non-cash investing and financing activities

   Stock released from escrow                             $       883,313     $    2,201,500     $   2,493,750
   Conversion of convertible promissory
     notes to common shares                                             -          5,105,934                 -
   Conversion of promissory notes to common shares                      -            654,258                 -
   Capital lease additions                                              -             37,155           370,711
   Accounts receivable exchanged for assets for lease                   -             84,824                 -
   Disposal of capital lease                                       30,987             40,769                 -
   Consideration payable for acquisition                                -            973,161         1,534,917
   Conversion of warrants                                               -                  -           103,686


17.      RELATED PARTY TRANSACTIONS

During the year, a total of $30,044 (2001 - $18,745 and 2000 - $25,283) was paid or payable to directors and officers or to companies related to them for their management and administrative services. During 2001, in connection with the sale of promissory notes, management and directors purchased $176,000 of promissory notes. Accrued interest, repayment premium and the total principal, in the amount of $200,367, were converted into the shareholders' rights offering, in 2001.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

18.      NON-CASH INTEREST EXPENSES

                                                                  2002              2001                2000
                                                          ----------------------------------------------------
Accretion of promissory notes                             $      263,607      $      424,461     $           -
Accrued interest expense on consideration payable on
  business combination                                                 -              65,872            45,000
Accrued interest and repayment premium
  on promissory notes                                                  -             111,155                 -
Accretion of interest on convertible promissory notes                  -           3,024,445           102,954
Adjustment of conversion price of notes                                -           1,144,654                 -
Accrued interest on convertible promissory notes                       -              85,520                 -
Amortization of deferred financing expense                             -             149,898                 -
Amortization of call option                                            -             408,796           107,433
Financing expense due to change in exercise price                      -             113,781                 -
Expiry of put options                                                  -            (117,736)                -
                                                          ----------------------------------------------------

Non-cash interest expenses                                $      263,607      $    5,410,846     $     255,387
                                                          ====================================================


19.      INCOME TAXES

Net loss before income tax expense for each year is summarized as follows:

                                                                     2002            2001              2000
                                                          ----------------------------------------------------

United States                                             $       6,738,920   $    15,264,526   $   21,458,701
Canada                                                            3,218,266         4,907,697        9,810,052
Australia                                                         1,292,516         1,320,727         360,907
                                                          ----------------------------------------------------

Net loss before income taxes                              $      11,249,702   $    21,492,950   $   31,629,660
                                                          ====================================================

US statutory rate at 35%                                  $       3,937,000   $     7,522,000   $   11,070,000
Amounts permanently not deductible for income tax purposes       (1,656,000)       (2,584,000)      (4,734,000)
Foreign income tax rate differential                                271,000           406,000        1,045,000
Net operating loss and temporary differences for which
no benefit was recognized                                        (2,552,000)       (5,344,000)      (7,223,955)
                                                        -------------------------------------------------------

Deferred income tax recovery                              $               -   $             -   $      157,045
                                                          ====================================================

Deferred income tax assets/(liabilities) consist of the following:

                                                                     2002           2001               2000
                                                          ----------------------------------------------------

Net operating loss carry forwards                         $       17,103,000  $    14,559,000    $  11,776,000
Property, plant and equipment                                        133,000           92,000          722,000
Other                                                                 13,000          120,000                -
                                                          ----------------------------------------------------

Net deferred income tax assets                                    17,249,000       14,771,000       12,498,000
Valuation allowance                                              (17,249,000)     (14,771,000)     (12,498,000)
                                                          -----------------------------------------------------

                                                          $   -               $             -    $           -
                                                          =====================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred income tax assets that a full valuation allowance has been provided. The deferred income tax valuation allowance increased in 2002 by $2,478,000 (2001 - $2,273,000, 2000 - $7,760,000).

As of December 31, 2002, the Company had available net operating loss carry forwards for United States, Canadian and Australian purposes of approximately $30,520,000, $21,534,000 and $659,000, respectively. The United States net operating loss carry forwards begin to expire in 2008, the Canadian net operating loss carry forwards begin to expire in 2004 and the Australian net operating losses begin to expire in 2020. The net operating losses are subject to certain Canadian and United States restrictions that may apply on any change in the control of the Company and which could adversely affect the amounts and benefits to be derived therefrom.

20.      LOSS PER SHARE

The warrants, which could result in the issue of 15,842,453 additional shares of common stock (Note 14C) and the options, exercisable at a price above the closing sale price of the common stock of $0.11 on December 31, 2002, which could result in the issue of 11,661,909 additional shares of common stock (Note
14E) have not been included in the loss per share calculation as they are anti-dilutive. The shares held in escrow pertaining to the Major Wireless Communication Inc. transaction (Note 14B(i)) have not been included in the loss per share calculation for 2001 and 2000 as they were contingently issuable shares.


                                                                     Year ended December 31, 2002
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)       Amount

Basic and fully diluted LPS
  Loss attributable to common shareholders                $11,249,702         105,261,533          $0.11
                                                          ==============================================



                                                                 Year ended December 31, 2001
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)       Amount

Net Loss                                                     $ 21,492,950
Add:  Deemed dividend on beneficial conversion (Note 14B(xi))1,043,832
                                                             ---------
Basic LPS
  Loss attributable to common shareholders                   $ 22,536,782      60,269,617         $0.374
                                                          ==============================================

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
                                                           =============================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001 and 2000

21.      SEGMENTED INFORMATION

INDUSTRY SEGMENTS

The Company operates in one industry segment: wireless data communications product.

GEOGRAPHIC SEGMENTS

The Company operated in the following geographic segments;


                                                                   Year Ended December 31,
Revenue by region                                             2002                2001              2000
                                                       ---------------------------------------------------

United States                                          $    5,196,196       $   1,909,912      $    899,334
Australia                                                   2,067,790           3,078,879           699,878
United Arab Emirates                                              (1)           1,030,125               (1)
Canada                                                        690,325             490,661         1,314,968
Rest of world                                               1,054,605           1,294,440         1,218,812
                                                       ----------------------------------------------------

                                                       $    9,008,915       $   7,804,017      $  4,132,992
                                                       ====================================================


(1)  Less than 10% of consolidated revenue.
                                                                   Year ended December 31, 2002
                                                        Canada                 Australia             Total
                                                       ---------------------------------------------------

Property, plant and equipment                          $      790,009       $      95,466      $    885,475
                                                       ====================================================

                                                                   Year ended December 31, 2002
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



22.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 2003       WAVERIDER COMMUNICATIONS INC.


                            By:  /s/  D. Bruce Sinclair
                                 ------------------------------
                                 D. Bruce Sinclair, President, Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Name                               Title                   Date

/s/ D. Bruce Sinclair               Chief Executive Officer    March 25, 2003
---------------------
D. Bruce Sinclair                    and Director

/s/ T. Scott Worthington            Chief Financial Officer    March 25, 2003
------------------------
T. Scott Worthington

/s/ Cameron A. Mingay               Secretary/Director         March 25, 2003
---------------------
Cameron A. Mingay

/s/ Gerry Chastelet                 Director                   March 25, 2003
-------------------
Gerry Chastelet

/s/ John Curry                      Director                   March 25, 2003
--------------
John Curry

/s/ Dennis R. Wing                  Director                   March 25, 2003
------------------
Dennis R. Wing

                                 CERTIFICATIONS


I, D. Bruce Sinclair, Chief Executive Officer of WaveRider Communications Inc., certify that:

1.       I  have   reviewed  this  annual  report  on  Form  10-K  of  WaveRider
         Communications Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

By:    /s/ D. Bruce Sinclair
       ------------------------------------------
       D. BRUCE SINCLAIR, CHIEF EXECUTIVE OFFICER

I, T. Scott Worthington, Chief Financial Officer of WaveRider Communications Inc., certify that:

1.       I  have   reviewed  this  annual  report  on  Form  10-K  of  WaveRider
         Communications Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 25, 2003

By:    /s/ T. Scott Worthington
       ----------------------------------------------
       T. SCOTT WORTHINGTON, CHIEF FINANCIAL  OFFICER