Form 10QSB
period 2003-03-31
WAVERIDER COMMUNICATIONS INC
filed 2003-05-08
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

May 7, 2003:      128,118,058 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                       For the Period Ended March 31, 2003


                                      INDEX

                                                                        Page

PART I.       FINANCIAL INFORMATION                                        3


Item 1.       Financial Statements                                       3-9

              Consolidated Balance Sheets                                  3

              Consolidated Statements of Operations                        4

              Consolidated Statements of Cash Flows                        5

              Notes to Consolidated Financial Statements                 6-9

Item 2.       Management's Discussion and Analysis
                  or Plan of Operation                                 10-13

Item 3.       Controls and Procedures                                     14

PART II       OTHER INFORMATION                                           14

Item 5.       Other Information                                           14

Item 6.       Reports on Form 8-K                                         14

              Signatures                                                  14

              Certifications                                           15-16

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  Quarter ended      Year ended
                                                                                    March 31,       December 31,
                                                                                      2003              2002
                                                                                   (Unaudited)        (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $     963,785    $    1,025,604
    Accounts receivable, less allowance for doubtful accounts                          1,369,708         1,342,533
    Due from contract manufacturers                                                            -            53,437
    Inventories                                                                          970,059         1,230,048
    Note receivable                                                                       35,200            32,761
    Prepaid expenses and other assets                                                     59,218            75,362
                                                                                   -------------    --------------
                  Current assets                                                       3,397,970         3,759,745

Property, plant and equipment, net                                                       745,071           885,475
                                                                                   -------------    --------------
                                                                                   $   4,143,041    $    4,645,220
                                                                                   =============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,467,819    $    2,708,268
    Deferred revenue                                                                     255,321           259,235
    Current portion of obligation under capital lease                                     12,374            12,094
                                                                                   -------------    --------------
                  Current liabilities                                                  2,735,514         2,979,597

Obligation under capital lease                                                             6,261             6,004
                                                                                   -------------    --------------
                  Total liabilities                                                    2,741,775         2,985,601
                                                                                   -------------    --------------
Commitments and Contingencies (Note 7)

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding 15,700 at March 31, 2003 and 16,700 shares
       at December 31, 2002.                                                                 157               167
    Common Stock, $0.001 par value per share:
       issued and outstanding - 117,844,551 shares at March 31, 2003
       116,755,119 shares at December 31, 2002                                           117,845           116,755
    Additional paid-in capital                                                        72,399,784        72,397,489
    Other equity                                                                      12,618,832        12,621,831
    Deferred compensation                                                               (124,261)         (173,260)
    Accumulated other comprehensive loss                                                (151,606)         (102,371)
    Accumulated deficit                                                              (83,459,485)      (83,200,992)
                                                                                   -------------    --------------
                  Total shareholders' equity                                           1,401,266         1,659,619
                                                                                   -------------    --------------
                                                                                   $   4,143,041    $    4,645,220
                                                                                   =============    ==============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                                   Quarter ended March 31
                                                                              2003                      2002
                                                                       ------------------          ----------------
                                                                           (Unaudited)               (Unaudited)
REVENUE

Product revenue                                                        $        2,873,546          $      1,160,165
Service revenue                                                                   304,816                   452,823
                                                                       ------------------          ----------------
                                                                                3,178,362                 1,612,988
COST OF REVENUE

Product revenue                                                                 1,884,484                 1,086,613
Service revenue                                                                   118,803                    65,120
                                                                       ------------------          ----------------
                                                                                2,003,287                 1,151,733
                                                                       ------------------          ----------------
GROSS MARGIN                                                                    1,175,075                   461,255
                                                                       ------------------          ----------------
EXPENSES

Selling, general and administration                                             1,066,747                 2,232,282
   Employee stock based compensation                                               48,999                   204,000
Research and development                                                          156,602                   336,108
Depreciation and amortization                                                     147,755                   270,420
Bad debt expense                                                                        -                    15,764
Interest expense                                                                   15,279                   336,882
Interest income                                                                    (1,814)                     (878)
                                                                       ------------------          ----------------
                                                                                1,433,568                 3,394,578
                                                                       ------------------          ----------------
NET LOSS                                                               $         (258,493)         $     (2,933,323)
                                                                       ==================          ================
BASIC AND FULLY DILUTED LOSS PER SHARE                                 $           (0.002)         $         (0.037)
                                                                       ==================          ================
Weighted Average Number of Common Shares                                      116,694,303                79,322,684
                                                                       ==================          ================
------------------------------------------------------------------------------------------------------------------------------------

OPENING DEFICIT                                                        $      (83,200,992)         $    (71,951,290)

NET LOSS FOR THE PERIOD                                                          (258,493)               (2,933,323)
                                                                       ------------------          ----------------
CLOSING DEFICIT                                                        $      (83,459,485)         $    (74,884,613)
                                                                       ==================          ================
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                $         (258,493)         $     (2,933,323)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                             (49,235)                   21,804
                                                                       ------------------          ----------------
COMPREHENSIVE LOSS                                                     $         (307,728)         $     (2,911,519)
                                                                       ==================          ================


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                           Quarter ended March 31
                                                                                         2003                 2002
                                                                                    --------------       --------------
                                                                                      (Unaudited)          (Unaudited)
OPERATIONS

Net loss                                                                            $     (258,493)      $   (2,933,323)
Items not involving cash
    Depreciation and amortization                                                          147,755              270,420
    Compensatory shares released from escrow to employee                                    48,999              204,000
    Foreign exchange (gain) loss                                                           (45,868)               2,383
    Non-cash financing charges                                                                   -              263,607
    Charges for shares released from escrow                                                      -              710,813
    Non-employee stock options                                                                   -               21,569
    Bad debt expense                                                                             -               15,764
Net changes in working capital items                                                        58,632             (851,995)
                                                                                    --------------       --------------
    Net cash used in operating activities                                                  (48,975)          (2,296,762)
                                                                                    --------------       --------------
INVESTING

Acquisition of property, plant and equipment                                                (1,485)              (2,986)
                                                                                    --------------       --------------
    Net cash used in investing activities                                                   (1,485)              (2,986)
                                                                                    --------------       --------------
FINANCING

Proceeds from sale of shares net of issue fees                                                 375            4,331,266
Payment of consideration payable on business combination                                         -             (105,256)
Repayment of promissory notes                                                                    -             (432,500)
Payments on capital lease obligations                                                         (614)             (32,547)
                                                                                    --------------       --------------
    Net cash provided by (used in) financing activities                                       (239)           3,760,963
                                                                                    --------------       --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (11,120)              (3,411)
                                                                                    --------------       --------------
Increase (decrease) in cash and cash equivalents                                           (61,819)           1,457,804

Cash and cash equivalents, beginning of period                                           1,025,604            2,244,625
                                                                                    --------------       --------------
Cash and cash equivalents, end of period                                            $      963,785       $    3,702,429
                                                                                    ==============       ==============

Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $          660       $       19,038
   Repayment premium on redemption of promissory notes                              $            -       $       68,775




See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2003 and December 31, 2002


1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $258,493 for the three months ended March 31, 2003 (2002 - $2,933,323) and reported an accumulated deficit at that date of $83,459,485 (2002 - $74,884,613). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue in normal business operations. Furthermore, the current financial markets and the Company's current financial position make it unlikely in management's view that the Company will be able to raise any additional capital or debt financing within the next twelve months.

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


2.       BASIS OF PRESENTATION

         The Financial statements for the three months ended March 31, 2003 and 2002 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2003, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.


3.       NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method) and preferred stock. For all periods presented, options, warrants and preferred stock were anti-dilutive and excluded from the net loss per share computation.

4.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         FASB FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. FIN 46 will become effective during the second quarter of our fiscal year 2003. We do not anticipate an impact to our financial position or results of operations.

5.       STOCK OPTIONS

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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                                              Period ended March 31,
                                                                                               2003           2002
                                                                                          -------------   ------------
                                                                                            (Unaudited)    (Unaudited)

         Net loss, as reported                                                            $    (258,493)  $ (2,933,323)

         Add:  Stock-based employee compensation
         expense included in reported net loss                                                   48,999        204,000
         Deduct: Total stock based employee compensation
         expense determined under fair value based method for all awards                       (377,582)      (335,504)
                                                                                          -------------   ------------
         Pro forma net loss                                                               $    (587,076)  $ (3,064,827)
                                                                                          =============   ============
         Basic and fully diluted loss per share, as reported                              $      (0.002)  $     (0.037)
                                                                                          =============   ============
         Basic and fully diluted loss per share, pro forma                                $      (0.005)  $     (0.039)
                                                                                          =============   ============



6.       ACCOUNTS RECEIVABLE

                                                                                              March         December
                                                                                             31, 2003       31, 2002
                                                                                          -------------   ------------
                                                                                            (Unaudited)     (Audited)

         Accounts receivable - trade                                                      $   1,476,870   $  1,494,622
         Other receivables                                                                       31,300         60,135
         Allowance for doubtful accounts                                                       (138,462)      (212,224)
                                                                                          -------------   ------------
                                                                                          $   1,369,708   $  1,342,533
                                                                                          =============   ============

7.       INVENTORIES

                                                                                              March         December
                                                                                             31, 2003       31, 2002
                                                                                          -------------   ------------
                                                                                            (Unaudited)     (Audited)

         Finished products                                                                $   1,014,825   $  1,258,620
         Raw materials                                                                           20,838         22,043
         Valuation allowance                                                                    (65,604)       (50,615)
                                                                                          -------------   ------------
                                                                                          $     970,059   $  1,230,048
                                                                                          =============   ============

8.       SHAREHOLDERS' EQUITY

        (a) Conversion of Preferred Stock - During the first quarter of 2003, 1,000 shares of the Series D 5% convertible preferred stock were converted to 1,051,932 shares of common stock.

        (b) Exercise of Options - During the first quarter of 2003, employees exercised options to purchase 37,500 shares of common stock for cash considerations of $375.


9.       COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 6,250,000, 3,000,000, 6,000,000 and 6,000,000 shares, respectively.
         Through March 31, 2003, the Company had awarded 5,828,617 options under the Employee Stock Option (1997) Plan, 2,262,550 options under the 1999 Incentive and Nonqualified Stock Option Plan, 4,431,874 options under the Employee Stock Option (2000) Plan and 2,425,000 options under the Employee Stock Option (2002) Plan.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. To the end of the first quarter of 2003, 570,123 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

         Litigation

         As at March 31, 2003, there are no litigation matters outstanding against the Company.

10.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                                              Three months ended March 31,
         Revenue by region                                                       2003              2002
                                                                            -------------      ------------
                                                                              (Unaudited)      (Unaudited)

         United States                                                      $   2,337,003      $    708,381
         Australia                                                                548,225           442,207
         Canada                                                                   129,142            95,493
         Rest of world                                                            163,992           366,907
                                                                            -------------      ------------
                                                                            $   3,178,362      $  1,612,988
                                                                            =============      ============


                                                           Three months ended March 31, 2003  (Unaudited)
                                                            Canada            Australia           Total
                                                       --------------       -------------      ------------
         Property, plant and equipment                 $      650,500       $      94,571      $    745,071
                                                       ==============       =============      ============

                                                               Year ended December 31, 2002 (Audited)
                                                            Canada            Australia            Total
                                                       --------------       -------------      ------------
         Property, plant and equipment                 $      790,009       $      95,466      $    885,475
                                                       ==============       =============      ============

11.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.


12.      SUBSEQUENT EVENTS

         At the beginning of May 2003, 8,400 shares of the Series D 5% convertible preferred stock were converted to 10,086,051 shares of common stock.

                                     ITEM 2.


Management's Discussion and Analysis or Plan of Operation

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended March 31, 2003.


Forward-Looking Information

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims could be materially and adversely affected by any technical or other problems in, or difficulties with, planned funding and technologies, third party technologies which render the Company's technologies obsolete, the unavailability of required third party technology licenses on commercially reasonable terms, the loss of key research and development personnel, the inability or failure to recruit and retain qualified research and development personnel, extensive regulation of the data communications industry by U.S. or foreign governments and, in particular, imposing license requirements in the frequency bands of our products or the adoption of technology standards which are different from technologies around which the Company's business ultimately is built. The Company does not intend to update these forward-looking statements.


Overview

     We design, develop, market and support fixed wireless Internet access products. Our products are designed to deliver efficient, reliable, and cost-effective solutions; bringing high-speed Internet access to markets around the world.

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


Market Environment and Strategic Direction

     Over the past three years, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers and a lack of venture capital for new entrants. This trend is expected to continue at least throughout 2003. Reasons for this market deterioration include the economic slowdown in the technology sector, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been significantly adversely affected.

During this prolonged sector downturn, we have concentrated on the things we can control, such as working closely with our customers to get our products and services established in a number of markets, significantly reducing our cost structure, reducing our breakeven revenue level and improving our balance sheet. However, if capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, or we do not continue to realize cost reductions or reduce inventory related charges, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.


Liquidity and Capital Resources

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


Current Activities

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

Results of Operations

     Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                     Three months
                                                    ended March 31,
                                         ----------------------------------
                                            2003         2002      % Change
                                         --------     --------     --------
     North America                       $  2,466     $    804       206.7%
     Non-N.A.                                 712          809       (12.0%)
                                         --------     --------       ------
     Total revenues                      $  3,178     $  1,613        97.0%
                                         ========     ========       ======
     Percentage of total revenue

     North America                          77.6%        49.8%
     Non-N.A.                               22.4%        50.2%

     Total revenue increased 97% in Q1 2003 compared to Q1 2002 and 9% compared to Q4 2002. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make strong gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but expects that there will be relatively long sales cycles in these markets. The Company does expect continued growth in the North American markets with the introduction of volume discounts on the new EUM 3003 customer premise device and the ongoing expansion of our customers' networks.

     Total revenue declined 12% in Q1 2002 compared to Q1 2001 and 11% compared to Q4 2001. The first quarter of 2002 saw the introduction of a low cost version of the LMS product lines, LMS starter kits, which has allowed the Company to place a number of initial systems in a number of jurisdictions within the United States and Canada.

     At the same time, however, the Company saw a significant slowing of its sales of NCL products, as the result of the continuing tight market for telecom products. Each of Q1 2001 and Q4 2001 had a few large volume NCL sales, which were not matched in Q1 2002.


     Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                             Three months ended
                                                  March 31,
                                               2003         2002
                                              -------      -------
     Gross margin                             $ 1,175      $   461
     Gross margin rate                          37.0%        28.6%

     Gross margins in Q1 2003 increased to 37.0% compared to 28.6% of revenue in Q1 2002 and 27.6% of revenue in Q4 2002. In conjunction with the increase in quarterly revenue, total gross margin dollars increased 155% compared to Q1 2002 and 46% compared to Q4 2002.

     The increase in gross margin percentage and dollars was primarily due to continued cost reductions in the LMS products and the introduction of the new cost reduced customer premise unit, the EUM 3003. The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. However, it expects that future reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages will be at or below current levels over the balance of the fiscal year.

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


     Expenses

     Selling, general and administrative expenses, including stock based compensation, declined to $1,115,746 in Q1 2003 from $2,436,282 in Q1 2002 and $1,204,084 in Q4 2002. Included in the expenses for Q1 2002 was an amount of $936,382 related to the fair value of shares released from escrow. The decline in Q1 of 2003 was mainly due to the restructuring that was undertaken in Q4 of 2002. As a result, the Company has reduced its compensation costs and related staff expenses and reduced its costs of professional services.

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

     As discussed in the Company's 10-K for 2002 and 2001, the Company moved to a level of sustaining engineering for its NCL and LMS product families, with Research and Development costs in Q1 2003 amounting to $156,602 compared to $336,108 in Q1 2002 and $181,362 in Q4 2002. During the third quarter of 2002, we closed our Calgary facility and transitioned the operations to our Toronto location. We anticipate that we will continue to maintain our reduced expenditure levels through 2003.

     Research and Development expenses in Q1 2002 were $336,108, compared to $1,620,093 for the corresponding quarter in 2001 and $453,035 in Q4 2001. The reduction was the result of the Company's move to sustaining engineering and the reduction of both our staff and facilities.

     Depreciation and amortization expense declined to $147,755 in Q1 2003 compared to $270,420 in Q1 2002. During the last two years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2003.

     Depreciation and amortization expense declined to $270,420 in Q1 2002 from $671,534 in Q1 2001 and $769,992 in Q4 2001 as a result of a new accounting pronouncement which ended the amortization of goodwill effective January 1, 2002.

     Interest expense amounted to $15,279 compared to $336,882 in Q1 2002 and $4,561,043 in Q1 2001. Included in interest and other expenses in Q1 2002 was $263,607 related to the accretion of the promissory notes. Costs in Q1 2001 were the result of the conversion of the promissory notes issued in December 2000.

                                     ITEM 3.

Controls and Procedures

     Within 90 days prior to the filing date of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. Since this evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.         OTHER INFORMATION

Item 5.  Other Information

         Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.



Item 6.  Exhibits and Reports on Form 8-K

         None


Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                        WaveRider Communications Inc.

Date: May 8, 2003                       /s/ D. Bruce Sinclair
                                        -------------------------------------
                                        D. Bruce Sinclair
                                        President and Chief Executive Officer

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

1. I have reviewed this quarterly report on Form 10-QSB of WaveRider Communications Inc..

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:    May 8, 2003

By:     /s/ D. Bruce Sinclair
        ------------------------------------------
        D. BRUCE SINCLAIR, CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS


I, T. Scott Worthington, Chief Financial Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WaveRider Communications Inc..

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:    May 8, 2003

By:     /s/ T. Scott Worthington
        ---------------------------------------------
        T. SCOTT WORTHINGTON, CHIEF FINANCIAL OFFICER