Form 10QSB
period 2003-06-30
WAVERIDER COMMUNICATIONS INC
filed 2003-07-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549

                                  Form 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 30, 2003

138,707,863 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                         WAVERIDER COMMUNICATIONS INC.

                                 FORM 10 - QSB
                       For the Period Ended June 30, 2003


                                     INDEX

                                                                          Page

PART I.     FINANCIAL INFORMATION                                          3


Item 1.     Financial Statements                                           4-10

Consolidated Balance Sheets                                                4

Consolidated Statements of Operations                                      5

Consolidated Statements of Cash Flows                                      6

Notes to Consolidated Financial Statements                                 7-10


Item 2.     Management's Discussion and Analysis
                 or Plan of Operation                                      11-14

Item 3. Controls and Procedures                                            15



PART II     OTHER INFORMATION                                              15

Item 2.     Changes in Securities and Use of Proceeds                      15

Item 5. Other Information                                                  15

Item 6.     Reports on Form 8-K                                            16


        Signatures                                                         16

        Certifications                                                     17-19

PART I.  FINANCIAL INFORMATION

                         WaveRider Communications Inc.

                          CONSOLIDATED BALANCE SHEETS
                               (in U.S. dollars)

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                     (Unaudited)        (Audited)
ASSETS

Current assets:
        Cash and cash equivalents                                                   $    880,255      $  1,025,604
        Accounts receivable, less allowance for doubtful accounts                      1,487,740         1,395,970
        Inventories                                                                    1,081,646         1,230,048
        Note receivable                                                                   19,813            32,761
        Prepaid expenses and other assets                                                 87,992            75,362
                                                                                    ------------      ------------
        Current assets                                                                 3,557,446         3,759,745

Property, plant and equipment, net                                                       603,522           885,475
                                                                                    ------------      ------------
                                                                                    $  4,160,968      $  4,645,220
                                                                                    ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                                    $  2,497,318      $  2,708,268
        Deferred revenue                                                                 380,151           259,235
        Current portion of obligation under capital lease                                 16,077            12,094
                                                                                    ------------      ------------
        Current liabilities                                                            2,893,546         2,979,597

Obligation under capital lease                                                            12,490             6,004
                                                                                    ------------      ------------
        Total liabilities                                                              2,906,036         2,985,601
                                                                                    ------------      ------------
Commitments and Contingencies (Note 8)

Shareholders' equity:

        Preferred Stock, $0.01 par value per share:
                issued and outstanding 5,800 at June 30, 2003 and 16,700 shares
                at December 31, 2002                                                          58               167
        Common Stock, $0.001 par value per share:
                issued and outstanding - 129,957,864 shares at June 30, 2003
                116,755,119 shares at December 31, 2002 129,958 116,755
        Additional paid-in capital                                                    72,407,943        72,397,489
        Other equity                                                                  12,600,831        12,621,831
        Deferred compensation                                                            (62,076)         (173,260)
        Accumulated other comprehensive loss                                            (243,525)         (102,371)
        Accumulated deficit                                                          (83,578,257)      (83,200,992)
                                                                                    ------------      ------------
        Total shareholders' equity                                                     1,254,932         1,659,619
                                                                                    ------------      ------------
                                                                                    $  4,160,968      $  4,645,220
                                                                                    ============      ============



See accompanying notes to financial statements.

                         WaveRider Communications Inc.

        CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                               (in U.S. dollars)

                                                                   Three Months ended                      Six Months ended
                                                               June 30            June 30            June 30             June 30
                                                                 2003               2002               2003               2002
                                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                             -------------      -------------      -------------      -------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE
        Product revenue                                      $   2,686,066      $   2,295,940      $   5,559,612      $   3,862,875
        Service revenue                                            450,088            327,489            754,903            780,312
                                                             -------------      -------------      -------------      -------------
                                                                 3,136,154          2,344,867          6,314,515          3,957,855

COST OF REVENUE
        Product revenue                                      $   1,671,957      $   1,599,025      $   3,556,441      $   2,685,638
        Service revenue                                             99,501             86,227            218,305            151,347
                                                             -------------      -------------      -------------      -------------
                                                                 1,771,458          1,685,252          3,774,745          2,836,985
                                                             -------------      -------------      -------------      -------------
GROSS MARGIN                                                     1,364,696            659,615          2,539,770          1,120,870
                                                             -------------      -------------      -------------      -------------
EXPENSES

        Selling, general and administration                      1,101,505          1,399,941          2,239,075          3,661,992
        Employee stock based compensation                           48,185            (43,500)            97,184            160,500
        Research and development                                   275,992            479,657            432,595            815,765
        Depreciation and amortization                              117,646            282,672            265,401            553,092
        Foreign exchange gain                                      (80,374)           (67,487)          (151,197)           (97,256)
        Bad debt expense                                              --               13,731               --               29,495
        Interest expense                                            22,374             22,347             37,653            359,229
        Interest income                                             (1,860)           (13,617)            (3,675)           (14,495)
                                                             -------------      -------------      -------------      -------------
                                                                 1,483,468          2,073,744          2,917,035          5,468,322
                                                             -------------      -------------      -------------      -------------
NET LOSS                                                     $    (118,772)     $  (1,414,129)     $    (377,265)     $  (4,347,452)
                                                             =============      =============      =============      =============
BASIC AND FULLY DILUTED LOSS PER SHARE                       $      (0.001)     $      (0.013)     $      (0.003)     $      (0.046)
                                                             =============      =============      =============      =============
Weighted Average Number of Common Shares                       125,011,540        110,182,830        120,991,298         94,826,431
                                                             =============      =============      =============      =============

CONSOLIDATED STATEMENT OF DEFICIT

OPENING DEFICIT                                                (83,459,485)       (74,884,613)       (83,200,992)       (71,951,290)

NET LOSS FOR THE PERIOD                                           (118,772)        (1,414,129)          (377,265)        (4,347,452)
                                                             -------------      -------------      -------------      -------------
CLOSING DEFICIT                                              $ (83,578,257)     $ (76,298,742)     $ (83,578,257)     $ (76,298,742)
                                                             =============      =============      =============      =============

CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                           (118,772)        (1,414,129)          (377,265)        (4,347,452)

OTHER COMPREHENSIVE INCOME/(LOSS)
        Cumulative translation adjustment                          (91,919)            28,629           (141,154)            50,433
                                                             -------------      -------------      -------------      -------------
COMPREHENSIVE LOSS                                           $    (210,691)     $  (1,385,500)     $    (518,419)     $  (4,297,019)
                                                             =============      =============      =============      =============

See accompanying notes to financial statements.

                         WaveRider Communications Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in U.S. dollars)


                                                                        Six months ended June 30
                                                                     2003                      2002
                                                                 -----------              -----------
                                                                  (Unaudited)              (Unaudited)
OPERATIONS

Net loss                                                         $  (377,265)             $(4,347,452)
Items not involving cash
        Depreciation and amortization                                265,401                  553,092
        Unrealized foreign exchange loss (gain)                     (164,346)                  50,410
        Compensatory stock options                                    97,184                       --
        Non-cash financing charges                                        --                  263,607
        Charges for shares released from escrow -                    710,813
        Compensatory shares released from escrow to employee              --                  160,500
        Non-employee stock options                                        --                   21,569
Bad debt expense                                                          --                   29,495
Net changes in non-cash working capital items                        (86,937)                (471,652)
                                                                 -----------              -----------
Net cash used in operating activities                               (265,963)              (3,029,618)
                                                                 -----------              -----------
INVESTING

Disposal (Acquisition) of property, plant and equipment              (19,252)                   4,346
                                                                 -----------              -----------
Net cash provided by (used in) investing activities                  (19,252)                   4,346
                                                                 -----------              -----------
FINANCING

Proceeds from sale of shares net of issue fees                        16,548                4,357,962
Payment of consideration payable on business combination                  --                 (105,256)
Repayment of promissory notes                                             --                 (432,500)
Payments on capital lease obligations                                   (796)                 (64,471)
                                                                 -----------              -----------
Net cash provided by financing activities                             15,752                3,755,735
                                                                 -----------              -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              124,114                  (20,368)
                                                                 -----------              -----------
Increase (decrease) in cash and cash equivalents                    (145,349)                 710,095

Cash and cash equivalents, beginning of period                     1,025,604                2,244,625
                                                                 -----------              -----------
Cash and cash equivalents, end of period                         $   880,255              $ 2,954,720
                                                                 ===========              ===========


Supplementary disclosures of cash flow information:

Cash paid during the period for:
Interest                                                               1,136                   22,414
Repayment premium on redemption of promissory notes                       --                   68,775


In the quarter ending June 30, 2003, the Company acquired equipment with a cost of $8,101 under a capital lease obligation.

See accompanying notes to financial statements.

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and December 31, 2002

1. BASIS OF PRESENTATION

The Financial statements for the three and six months ended June 30, 2003 and 2002 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

2. NET LOSS PER SHARE

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB FIN 46, Consolidation of Variable Interest Entities, requires consolidation where there is a controlling financial interest in a variable interest entity, previously referred to as a special-purpose entity. FIN 46 became effective during the second quarter of our fiscal year 2003. There was no impact to our financial position or results of operations.

4. STOCK OPTIONS

The Company applies SFAS No. 123, together with APB No. 25 as permitted under SFAS No. 123, in accounting for its stock option plans. Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statements of loss over the option vesting period or upon meeting certain performance criteria[smg4]. In accordance with SFAS No. 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statements of loss in the period in which the services are rendered. Fair values of stock options are determined using the Black-Scholes option-pricing model.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                         Three Months ended                   Six Months ended
                                                     June 30            June 30          June 30            June 30
                                                      2003                2002             2003               2002
                                                  (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
                                                 -------------       --------------     -----------       -------------
Net loss, as reported                            $   (118,772)       $  (1,414,129)     $ (377,265)       $ (4,347,452)

Add:  Stock-based employee compensation

        expense included in reported net loss          48,185              (43,500)         97,184             160,500
        Deduct: Total stock based employee
        compensation expense determined under
        fair value based method for all awards       (253,397)            (627,695)       (630,978)           (963,199)
                                                 ------------        -------------      ----------        ------------
        Pro forma net loss                       $   (323,984)       $  (2,085,324)     $ (911,059)       $ (5,150,151)
                                                 ============        =============      ==========        ============
Basic and fully diluted loss per share,
  as reported                                    $     (0.001)       $      (0.013)     $   (0.003)       $     (0.046)
                                                 ============        =============      ==========        ============
Basic and fully diluted loss per share,
  pro forma                                      $     (0.003)       $      (0.019)     $   (0.008)       $     (0.054)
                                                 ============        =============      ==========        ============

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and December 31, 2002


5.      ACCOUNTS RECEIVABLE
                                      June             December
                                    30, 2003           31, 2002
                                  ------------       -----------
                                   (Unaudited)        (Audited)

Accounts receivable - trade       $  1,625,523       $ 1,494,622
Other receivables                       13,956           113,572
Allowance for doubtful accounts       (151,739)         (212,224)
                                  ------------       -----------
                                  $  1,487,740       $ 1,395,970
                                  ============       ===========

6. INVENTORIES
                                      June             December
                                    30, 2003           31, 2002
                                  ------------       -----------
                                   (Unaudited)        (Audited)

Finished products                 $  1,050,154       $ 1,258,620
Raw materials                           63,250            22,043
Valuation allowance                    (31,758)          (50,615)
                                  ------------       -----------
                                  $  1,081,646       $ 1,230,048
                                  ============       ===========

7. SHAREHOLDERS' EQUITY

(a) Conversion of Preferred Stock - During the second quarter of 2003, 9,900 shares of the Series D 5% convertible preferred stock were converted to 11,867,524 shares of common stock.

(b) Exercise of Options - During the second quarter of 2003, employees exercised options to purchase 58,333 shares of common stock for cash considerations of $1,833.

(c) Purchase under Employee Stock Purchase Plan - During the second quarter of 2003, employees purchased 187,456 shares of common stock for cash consideration of $14,340.

8. COMMITMENTS AND CONTINGENCIES

Employee Stock Option Agreements

The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 6,250,000, 3,000,000, 6,000,000 and 6,000,000 shares, respectively. Through June 30, 2003, the Company had awarded, net of forfeitures, 5,828,617 options under the Employee Stock Option (1997) Plan, 2,262,550 options under the 1999 Incentive and Nonqualified Stock Option Plan, 4,424,674 options under the Employee Stock Option (2000) Plan and 2,375,000 options under the Employee Stock Option (2002) Plan.

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and December 31, 2002


Employee Stock Purchase Agreement

On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. To the end of the second quarter of 2003, 757,579 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

Lease Commitments

During the second quarter of 2003, the Company extended its lease on its principal office location for an additional five years until May 31, 2009. The minimum monthly rent for the principal lease has been reduced to $7,500 per month until February 2006 and $10,500 from March 2006 until May 2009. Prior to the extension, the Company was committed to paying $12,900 in minimum monthly rent for the principal lease through May 2004.

Litigation

As at June 30, 2003, there are no litigation matters outstanding against the Company.

9. SEGMENT INFORMATION

Industry Segments

The Company operates in one industry segment: wireless data communications products.

Geographic Segments

The Company operated in the following geographic segments;

                            Three Months ended            Six Months ended
                                 June 30                       June 30
                           2003           2002           2003          2002
                      ------------   ------------   ------------   ------------
Revenue by Region      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

United States         $  2,117,240   $  1,279,058   $  4,454,243   $  1,987,440
Australia                  572,145        534,882      1,120,370        977,089
Canada                     312,473        254,774        441,614        350,266
Rest of World              134,296        276,153        298,288        643,060
                      ------------   ------------   ------------   ------------
                      $  3,136,154   $  2,344,867   $  6,314,515   $  3,957,855
                      ============   ============   ============   ============


                                 Six months ended June 30, 2003  (Unaudited)
                                   Canada         Australia          Total
                                -----------      ----------      -----------
Property, plant and equipment   $   498,383      $  105,139      $   603,522
                                ===========      ==========      ===========

                                   Year ended December 31, 2002 (Audited)
                                   Canada         Australia         Total
                                -----------      ----------      -----------
Property, plant and equipment   $   790,009      $   95,466      $   885,475
                                ===========      ==========      ===========

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and December 31, 2002


10. COMPARATIVE FIGURES

Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.

11. SUBSEQUENT EVENTS

(a) Effective July 2, 2003, the Company acquired Avendo Wireless Inc., a privately-held technology developer located in Mississauga, Ontario, Canada. The Company undertook this acquisition to gain control of Avendo's assets, which include cash, net receivable, in-process wireless technologies and experienced research and development team to aid in expanding and enhancing WaveRider's non-line-of-sight wireless broadband products[smg6].

Avendo Wireless designs and develops advanced fixed broadband wireless technology. Avendo's technology, when completed, is targeted to significantly improve spectral efficiency resulting in the ability to operate in non line of sight environments thereby providing the reliability needed to meet the needs of leading equipment vendors and their customers. The ultimate outcome of the development of this product cannot be determined at this time.

Under the terms of the acquisition, the Company issued 8,749,999 shares of common stock and 3,000,000 common stock purchase warrants in exchange for all of the issued and outstanding shares of Avendo and all outstanding long term debt. The warrants are exercisable at $0.41per share for a five year period and include a net share settlement feature. In addition, the Company issued to the employees and advisors to Avendo 863,000 employee stock options, with an exercise price of $0.39.

The transaction will be accounted for as a purchase and is summarized as follows:

Cash on hand                                               $  1,177,420
Other current assets                                            245,378
Fixed assets                                                     16,235
Current liabilities                                             (64,690)
                                                           ------------
Net assets received                                           1,374,343
Expenses incurred on acquisition                               (100,000)
Goodwill                                                      2,748,583
                                                           ------------
Total consideration received                               $  4,022,926
                                                           ============

Common stock issued on closing                             $  3,412,500
Warrants issued on closing at fair value                        416,647
Employee stock options issued on closing at fair value          193,779
                                                           ------------
Total consideration given                                  $  4,022,926
                                                           ============
The cash effect of this transaction is summarized as follows:

Cash acquired on closing                                   $  1,177,420
                                                           ============

                         WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 2003 and December 31, 2002


                                            Six Months ended June 30,
                                             2003               2002
                                        ------------       -------------
Pro forma consolidated revenue          $  6,314,515       $   3,957,855
                                        ============       =============
Pro forma consolidated net loss         $   (719,841)      $  (5,020,920)
                                        ============       =============
Pro forma consolidated basic and
fully diluted loss per share            $     (0.006)      $      (0.048)
                                        ============       =============


(b) On July 14, 2003, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $1,600,000 to Crescent International Ltd. and Palisades Master Fund L.P. and received cash proceeds of $1,504,000, before cash fees of $87,120. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series R warrants to purchase 1,019,108 shares of common stock at a price of $.4121 per share with a term of five years. Based upon the relative fair value of the underlying instruments, $1,038,336 of the total proceeds, net of costs, was allocated to convertible debentures and $134,459 was allocated to the Series R warrants.

The convertible debentures are initially convertible into shares of common stock at $0.4318. If, after December 11, 2003, the price of the Company's common stock is less than $0.5182, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 95% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series R warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company has determined that there is a beneficial conversion feature equal to $322,937. This amount has been recorded as additional paid in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

ITEM 2.

Management's Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended June 30, 2003.

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

Liquidity and Capital Resources.

        The Company has funded its operations for the most part through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded over-the-counter under the symbol "WAVC.OB" on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity financing to pursue its business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(r) line of wireless data communications products and the operations of the Company.

Subsequent to the end of the quarter, the Company issued convertible debentures, in the aggregate principal amount of $1,600,000, for cash proceeds of $1,504,000, less cash fees of $87,120. In addition, the Company entered into an agreement to purchase Avendo Wireless Inc., through the issue of 8,749,999 shares of common stock and 3,000,000 common stock purchase warrants. Upon acquisition, the Company received cash in the amount of $1,177,420 and other net assets in the amount of $196,923.

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

Current Activities

        We currently have approximately 50 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

        The majority of these employees are involved in the design, development and marketing of our line of wireless data communications products.

Results of Operations

Revenue

        The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                        Three months                   Six months
                                       ended June 30,                 ended June 30,
                              -----------------------------    ---------------------------
                                 2003      2002    % Change      2003      2002   % Change
                              --------   --------  --------    -------   -------  --------
North America                 $  2,430   $  1,534    58.4%     $ 4,896   $ 2,338   109.4%
Non-N.A.                           706        811   (12.9%)      1,419     1,620   (12.4%)
                              --------   --------  --------    -------   -------  --------
Total revenues                $  3,136   $  2,345    33.7%     $ 6,315   $ 3,958    59.6%
                              ========   ========  ========    =======   =======  ========
Percentage of total revenue

North America                    77.5%      65.4%                77.5%     59.1%
Non-N.A.                         22.5%      34.6%                22.5%     40.9%

        Total revenue increased 33.7% in Q2 2003 compared to Q2 2002 but declined 1.3% compared to Q1 2003. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make strong gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but expects that there will be relatively long sales cycles in these markets.

        During the Q2 2003, the Company entered into a Distribution Agreement in North America to complement its direct sales endeavors in this market. The Company expects that over time sales through the distribution channel will become a significant portion of the Company's revenues.

        Total revenue increased 45% in Q2 2002 compared to Q1 2002 but declined 5% compared to Q2 2001. WaveRider increased its focus on North American sales resulting in significant quarter on quarter growth with the growing acceptance of the LMS network systems. Revenue in the United States increased 81% in Q2 2002 compared to Q1 2002 and 257% compared to Q2 2001. Revenue outside of North America showed a marked decline due to the reduction in staff the Company implemented in Q3 2001 and the loss of sales opportunities in the Middle East.

        Gross Margins

The following table presents our gross margin and the percentage of total revenues ($000's):

                                        Three months                   Six months
                                       ended June 30,                 ended June 30,
                              -----------------------------    ---------------------------
                                 2003      2002    % Change      2003      2002   % Change
                              --------   --------  --------    -------   -------  --------
Gross margin                  $  1,365   $    660   106.8%     $ 2,540   $ 1,121   126.6%
Gross margin rate                43.5%      28.1%                40.2%     28.3%

        Gross margins in Q2 2003 increased to 43.5% compared to 28.1% of revenue in Q2 2002 and 37.0% of revenue in Q1 2003. In conjunction with the increase in quarterly revenue, total gross margin dollars increased 107% compared to Q2 2002 and 16% compared to Q1 2003.

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

        Gross Margin declined in Q2 2002 to 28.1% from 28.6% in Q1 2002 and 33.7% in Q2 2001. The declines are the result of the increased focus in North America where competition has resulted in lower overall pricing.

Expenses

        Selling, general and administrative expenses, including stock based compensation, declined to $1,149,690 from $1,356,441 in Q2 2002 and $1,186,569 in Q1 2003. The decline in Q2 of 2003 was mainly due to the restructuring that was undertaken in Q4 of 2002 and ongoing tight cost controls. As a result, the Company has reduced its compensation costs and related staff expenses and reduced its costs of professional services.

        With the receipt of proceeds from the sale of the convertible debentures in July 2003, the Company intends to increase its spending on sales and marketing, both within North America and internationally. While the Company intends to maintain tight cost controls, we believe that tactical spending in advertising and marketing communications could provide access to additional markets and potential customers.

Selling, general and administrative expenses, including stock based compensation, decreased to $1,356,441 in Q2 2002 from $3,516,111 in the corresponding period of 2001 and from $2,466,050 in Q1 2002. The decrease from Q1 2002 was the result of: incurring expenses in Q1 2002 in the amount of $936,382 related to the fair value of escrow shares; recovering $43,500 of these expenses in Q2 2002 as a result of a reduction in the market price of the Company's common stock; and, ongoing focus on control of discretionary spending. The decline from prior year is the result of the significant staff reductions in Q3 2001 and continued focus on discretionary spending.

        As discussed in the Company's 10-K for 2002 and 2001, the Company moved to a level of sustaining engineering for its NCL and LMS product families, with Research and Development costs in Q2 2003 amounting to $275,992 compared to $479,657 in Q2 2002 and Q1 2003 amounting to $156,602.

        With the acquisition of Avendo Wireless in July 2003 and the funds obtained in the acquisition and through the sale of the convertible debentures, the Company intends to increase its focus on new product research and development, to complement our continued focus on cost and capability enhancements to our current product lines.

        Research and Development costs in Q2 2002 amounting to $479,657, compared to $1,322,960 for the corresponding quarter in 2001 and $336,108 in Q1 2002. The reduction was the result of the Company's move to sustaining engineering and the reduction of both our staff and facilities.

        Depreciation and amortization expense declined to $117,646 in Q2 2003 compared to $282,672 in Q2 2002 and $147,755 in Q1 2003. During the last two years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2003.

        Depreciation and amortization expense declined to $282,672 in Q2 2002 from $854,434 in Q2 2001 and as a result of the change in accounting policy, which ended the amortization of goodwill effective January 1, 2002.

        Foreign exchange gain for the quarter increased to $80,374 from $67,487 in Q2 2002 and $70,823 in Q1 2003. The increase is due to the decline in the U.S. dollar versus the Canadian and Australian dollars.

        Interest expense amounted to $22,374 in Q2 2003 compared to $22,347 in Q2 2002 and $15,279 in Q1 2003. Included in interest and other expenses in Q1 2002 was $263,607 related to the accretion of the promissory notes. Costs in Q2 2001 were the result of the costs of conversion of the promissory notes issued in December 2000. With the issuance of the convertible debentures in July 2003, the Company will incur financial expenses during the second half of 2003 through the accretion of the beneficial conversion feature included in the debentures.

Item 3.  Controls and Procedures

        As of the end of the period covered by this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934.

PART II.         OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
        After the quarter ended June 30, 2003, on July 2, 2003, pursuant to an Exchange Agreement, the Company acquired Avendo Wireless Inc., an Ontario corporation. Under the terms of the agreement, the Company issued 8,749,999 shares of its common stock and warrants to purchase 3,000,000 shares of its common stock at an exercise price of $0.41 per share in exchange for all of the outstanding shares of common stock, preferred stock and debentures of Avendo. These warrants are exercisable for five years. The Company has agreed to register for resale these shares of common stock. In addition, the Company issued options to purchase 863,000 shares of its common stock under its Employee Stock Option (2000) Plan in exchange for all the outstanding options to purchase shares of common stock of Avendo. This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        After the quarter ended June 30, 2003, on July 14, 2003, the Company executed a Securities Purchase Agreement with Crescent International Ltd. and Palisades Master Fund L.P. for the sale by the Company of $1,600,000 in principal amount of convertible debentures for $1,504,000. The debentures convert into common stock with a conversion price of $0.4318. The conversion price is subject to adjustment if the average closing price of the common stock of the Company is below $0.5182 for each of the 20 consecutive trading days before the conversion date. In such a case, upon notification of conversion, the Company has the option of issuing shares of common stock based on a conversion price equal to 95% of the average of the lowest three closing prices during such 20 day period or paying cash equal to 120% of the principal amount being converted. Under certain circumstances, the Company has the option to redeem all of the debentures for cash. The Company also issued common stock purchase warrants to purchase 1,019,108 shares of common stock at an exercise price of $0.4121 per share. These warrants are exercisable for 5 years. The Company will file a registration statement for the resale of the common stock upon conversion of the debentures and exercise of the warrants. The net proceeds of this offering will be used for general working capital purposes. In conjunction with the transaction, the Company paid GreenLight (Switzerland) SA fees of $45,120 and legal costs of Crescent in the amount of $10,000. This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information
Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.     Exhibits and Reports on Form 8-K

Number          Description
------          -----------
31.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                        WaveRider Communications Inc.



Date: July 31, 2003     /s/ D. Bruce Sinclair
                        -------------------------------
                        D. Bruce Sinclair
                        Chief Executive Officer

                        /s/ T. Scott Worthington
                        -------------------------------
                        T. Scott Worthington
                        Vice President and Chief Financial Officer