Form 10QSB/A
period 2003-06-30
WAVERIDER COMMUNICATIONS INC
filed 2003-08-05
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C., 20549


                                  Form 10-QSB/A


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

PART I OF THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB IS HEREBY AMENDED BY DELETING THE TEXT THEREOF IN ITS ENTIRETY AND SUBSTITUTING THEREFOR THE
FOLLOWING:


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

                         WaveRider Communications Inc.

        CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                               (in U.S. dollars)

                                                                   Three Months ended                      Six Months ended
                                                               June 30            June 30            June 30             June 30
                                                                 2003               2002               2003               2002
                                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                             -------------      -------------      -------------      -------------
CONSOLIDATED STATEMENT OF LOSS


REVENUE
        Product revenue                                      $   2,686,066      $   2,017,378      $   5,559,612      $   3,177,543
        Service revenue                                            450,088            327,489            754,903            780,312
                                                             -------------      -------------      -------------      -------------
                                                                 3,136,154          2,344,867          6,314,515          3,957,855

COST OF REVENUE
        Product revenue                                      $   1,671,957      $   1,599,025      $   3,556,441      $   2,685,638
        Service revenue                                             99,501             86,227            218,304            151,347
                                                             -------------      -------------      -------------      -------------
                                                                 1,771,458          1,685,252          3,774,745          2,836,985
                                                             -------------      -------------      -------------      -------------
GROSS MARGIN                                                     1,364,696            659,615          2,539,770          1,120,870
                                                             -------------      -------------      -------------      -------------
EXPENSES

        Selling, general and administration                      1,101,505          1,399,941          2,239,075          3,661,992
        Employee stock based compensation                           48,185            (43,500)            97,184            160,500
        Research and development                                   275,992            479,657            432,595            815,765
        Depreciation and amortization                              117,646            282,672            265,400            553,092
        Foreign exchange gain                                      (80,374)           (67,487)          (151,197)           (97,256)
        Bad debt expense                                              --               13,731               --               29,495
        Interest expense                                            22,374             22,347             37,653            359,229
        Interest income                                             (1,860)           (13,617)            (3,675)           (14,495)
                                                             -------------      -------------      -------------      -------------
                                                                 1,483,468          2,073,744          2,917,035          5,468,322
                                                             -------------      -------------      -------------      -------------
NET LOSS                                                     $    (118,772)     $  (1,414,129)     $    (377,265)     $  (4,347,452)
                                                             =============      =============      =============      =============
BASIC AND FULLY DILUTED LOSS PER SHARE                       $      (0.001)     $      (0.013)     $      (0.003)     $      (0.046)
                                                             =============      =============      =============      =============
Weighted Average Number of Common Shares                       125,011,540        110,182,830        120,991,298         94,826,431
                                                             =============      =============      =============      =============


CONSOLIDATED STATEMENT OF DEFICIT

OPENING DEFICIT                                                (83,459,485)       (74,884,613)       (83,200,992)       (71,951,290)

NET LOSS FOR THE PERIOD                                           (118,772)        (1,414,129)          (377,265)        (4,347,452)
                                                             -------------      -------------      -------------      -------------
CLOSING DEFICIT                                              $ (83,578,257)     $ (76,298,742)     $ (83,578,257)     $ (76,298,742)
                                                             =============      =============      =============      =============

CONSOLIDATED STATEMENT OF ACCUMULATED COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                           (118,772)        (1,414,129)          (377,265)        (4,347,452)

OTHER COMPREHENSIVE INCOME/(LOSS)
        Cumulative translation adjustment                          (91,919)            28,629           (141,154)            50,433
                                                             -------------      -------------      -------------      -------------
COMPREHENSIVE LOSS                                           $    (210,691)     $  (1,385,500)     $    (518,419)     $  (4,297,019)
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