Form 10QSB
period 2003-09-30
WAVERIDER COMMUNICATIONS INC
filed 2003-10-30
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

       Yes __X__;    No _____

Applicable only to corporate issuers:


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 29, 2003

141,128,439 Common shares, $.001 par value.



Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                     For the Period ended September 30, 2003

                                      INDEX

                                                                            Page

PART I.    FINANCIAL INFORMATION                                               3


Item 1.    Financial Statements                                             3-11

           Consolidated Balance Sheets                                         3


           Consolidated Statements of Loss, Deficit and Comprehensive Loss     4


           Consolidated Statements of Cash Flows                               5

           Notes to Consolidated Financial Statements                       7-11

Item 2.    Management's Discussion and Analysis

                  or Plan of Operation                                     12-17

Item 3.    Controls and Procedures                                            17


PART II    OTHER INFORMATION                                                  18


Item 4.    Submission of matters to a vote of security holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits and Reports on Form 8-K                                   18

           Signatures                                                         18

           Certifications                                                  19-21

PART I.           FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                                   (Unaudited)       (Audited)

ASSETS

Current assets:
    Cash and cash equivalents                                                      $   3,574,574     $   1,025,604
    Accounts receivable, less allowance for doubtful accounts                          1,695,633         1,395,970
    Inventories                                                                          839,757           983,573
    Note receivable                                                                       19,800            32,761
    Prepaid expenses and other assets                                                    145,985            75,362
                                                                                   -------------------------------

                  Current assets                                                       6,275,749         3,513,270


Property, plant and equipment, net                                                       518,213           885,475
Goodwill                                                                               2,755,446                 -
                                                                                   -------------------------------


                                                                                   $   9,549,408    $    4,398,745
                                                                                   ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,923,716    $    2,461,793
    Deferred revenue                                                                     386,736           259,235
    Current portion of obligations under capital lease                                    16,296            12,094
                                                                                   -------------------------------

                  Current liabilities                                                  3,326,748         2,733,122


Convertible debentures                                                                   854,463                 -
Obligations under capital lease                                                           11,989             6,004
                                                                                   -------------------------------


                  Total liabilities                                                    4,193,200         2,739,126
                                                                                   -------------------------------

Commitments and Contingencies (Note 10)


Shareholders' equity:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding 5,800 at September 30, 2003 and 16,700 shares
       at December 31, 2002                                                                    58               167
    Common Stock, $0.001 par value per share:
       issued and outstanding - 140,337,611 shares at September 30, 2003
       116,755,119 shares at December 31, 2002                                            140,338           116,755
    Additional paid-in capital                                                         76,443,660        72,397,489
    Other equity                                                                       13,588,346        12,621,831
    Deferred compensation                                                                 (15,519)         (173,260)
    Accumulated other comprehensive loss                                                 (260,829)         (102,371)
    Accumulated deficit                                                               (84,539,846)      (83,200,992)
                                                                                   --------------------------------

                  Total shareholders' equity                                            5,356,208         1,659,619
                                                                                   --------------------------------


                                                                                   $    9,549,408   $     4,398,745
                                                                                   ================================

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2003              2002           2003           2002
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)

CONSOLIDATED STATEMENT OF LOSS

REVENUE
     Product sales                                     $    3,169,644     $  1,868,749   $    8,729,256    $ 4,748,948
     Service sales                                            364,420          255,661        1,119,323      1,333,317
                                                       --------------     ------------   --------------    -----------

                                                            3,534,064        2,124,410        9,848,579       6,082,265
                                                       --------------     ------------   --------------    ------------

COST OF PRODUCT AND INTERNET SALES
     Product sales                                          2,041,844        1,755,417        5,598,285       4,432,765
     Service sales                                            170,002           66,137          388,306         225,774
                                                       --------------     ------------   --------------    ------------

                                                            2,211,846        1,821,554        5,986,591      4,658,539
                                                       --------------     ------------    -------------    -----------

GROSS MARGIN                                                1,322,218          302,856        3,861,988      1,423,726
                                                       --------------     ------------   --------------    -----------

EXPENSES
     Selling, general and administration                    1,280,337        1,480,272        3,519,412       4,947,752
       Employee stock based compensation                       46,557           12,000          143,741         172,500
     Research and development                                 450,870          497,753          883,465       1,313,518
     Depreciation and amortization                            119,173          273,736          384,573         826,828
     Bad debt expense                                           1,256            8,127            1,256          37,622
     Foreign exchange loss/(gain)                             (12,155)         (36,634)        (163,352)         60,622
     Write down of goodwill                                         -        4,069,696                -       4,069,696
     Interest expense                                         403,721           42,902          441,374         402,131
     Interest income                                           (5,952)          (7,087)          (9,627)        (21,582)
                                                       ---------------    ------------   --------------    -------------

                                                            2,283,807        6,340,765        5,200,842      11,809,087
                                                       --------------     ------------   --------------    ------------

NET LOSS                                               $     (961,589)    $(6,037,909)   $   (1,338,854)   $(10,385,361)
                                                       ==============     ===========    ==============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $       (0.007)    $     (0.053)   $      (0.011)   $     (0.102)
                                                       ==============     ============   ==============    ============

Weighted Average Number of Common Shares                  138,813,670      114,790,464      126,984,735     101,554,237
                                                       ==============     ============   ==============    ============

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                        $  (83,578,257)    $(76,298,742)  $  (83,200,992)   $(71,951,290)

NET LOSS FOR THE PERIOD                                      (961,589)      (6,037,909)      (1,338,854)    (10,385,361)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (84,539,846)    $(82,336,651)  $  (84,539,846)   $(82,336,651)
                                                       ==============     ============   ==============    ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD                                $     (961,589)    $ (6,037,909)  $   (1,338,854)   $(10,385,361)

OTHER COMPREHENSIVE INCOME/(LOSS)
    Cumulative translation adjustment                         (17,304)         (20,658)        (158,458)         33,495
                                                       --------------     ------------   --------------    ------------

COMPREHENSIVE LOSS                                     $     (978,893)    $ (6,058,567)  $   (1,497,312)   $(10,351,866)
                                                       ==============     ============   ==============    ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                         Nine months ended September 30
                                                                                           2003                2002
                                                                                    ------------------------------------
                                                                                      (Unaudited)          (Unaudited)

OPERATIONS

Net loss                                                                            $   (1,338,854)      $  (10,385,361)
Items not involving cash
    Depreciation and amortization                                                          384,573              826,828
    Unrealized foreign exchange gain                                                      (183,866)             (15,649)
    Compensatory stock options                                                             143,741                    -
    Non-cash financing charges                                                             385,226              263,607
    Bad debt expense                                                                         1,256               37,622
    Write-down of goodwill                                                                       -            4,069,696
    Charges for shares released from escrow                                                      -              710,813
    Compensatory shares released from escrow to employee                                         -              172,500
    Loss on disposal of fixed assets                                                             -               40,295
    Non-employee stock options                                                                   -               21,569
Net changes in working capital items                                                       432,734               63,190
                                                                                    -----------------------------------

    Net cash used in operating activities                                                 (175,190)          (4,194,890)
                                                                                    -----------------------------------


INVESTING

Cash received on acquisition of Avendo Wireless Inc.                                     1,177,420                    -
Acquisition of property, plant and equipment                                               (34,733)             (78,834)
                                                                                    ------------------------------------

    Net cash provided by (used in) investing activities                                   1,142,687             (78,834)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                              18,770            4,357,962
Proceeds from sale of convertible debentures net of issue fees                           1,416,880                    -
Payment of consideration payable on business combination                                         -             (105,256)
Repayment of promissory notes                                                                    -             (432,500)
Payments on capital lease obligations                                                       (1,240)            (104,822)
                                                                                    -----------------------------------

    Net cash provided by financing activities                                            1,434,410            3,715,384
                                                                                    -----------------------------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    147,063               (6,730)
                                                                                    -----------------------------------


Increase (decrease) in cash and cash equivalents                                         2,548,970             (565,070)

Cash and cash equivalents, beginning of period                                           1,025,604            2,244,625
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    3,574,574   $        1,679,555
                                                                                    ===================================

Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $        3,064   $           26,294
   Repayment premium on redemption of promissory notes                                           -               68,775
Non-cash investing and financing activities
   Issuance of 8,749,999 shares of common stock, 3,000,000 common stock purchase
    warrants and 863,000 common stock options in connection with business combination    2,845,506                    -
   Acquisition (disposal) of equipment under capital lease                                   8,101              (19,103)
   Stock released from escrow                                                                    -              883,313


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)


1.       BASIS OF PRESENTATION

         The financial statements for the three and nine months ended September 30, 2003 and 2002 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2003. The financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2002.

2.       NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method), convertible debentures and preferred stock. For all periods presented, options, warrants, convertible debentures and preferred stock were anti-dilutive and excluded from the net loss per share computation.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on our financial position or results of operations.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2003              2002           2003           2002
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ----------------------------------------------------------------

         Net loss, as reported                         $     (961,589)   $ (6,037,909)    $  (1,338,854)  $(10,385,361)

         Add:  Stock-based employee compensation
           expense included in reported net loss               46,557                -          143,741              -
         Deduct: Total stock based employee
           compensation expense determined
           under fair value based method
           for all outstanding awards                        (207,535)        (374,347)        (838,513)     (1,337,546)
                                                       ----------------------------------------------------------------

         Pro forma net loss                            $   (1,122,567)   $  (6,412,256)   $  (2,033,626)  $(11,722,907)
                                                       ===============================================================

         Basic and fully diluted loss per share,
           as reported                                 $       (0.007)   $      (0.053)   $      (0.011)  $     (0.102)
                                                       ================================================================
         Basic and fully diluted loss per share,
           pro forma                                   $       (0.008)   $      (0.056)   $      (0.016)  $     (0.115)
                                                       ================================================================

5.       ACQUISITION OF SUBSIDIARY

         Effective July 2, 2003, the Company acquired Avendo Wireless Inc. ("Avendo"), a privately-held technology developer located in Mississauga, Ontario, Canada. The Company undertook this acquisition to gain control of Avendo's assets, which include cash, net receivables, in-process wireless technologies and experienced research and development team to aid in expanding and enhancing WaveRider's non-line-of-sight wireless broadband products.


         Avendo designs and develops advanced fixed broadband wireless technology. Avendo's technology, when completed, is targeted to significantly improve spectral efficiency resulting in the ability to operate in non line of sight environments thereby providing the reliability needed to meet the needs of leading equipment vendors and their customers. The ultimate outcome of the development of this product cannot be determined at this time.


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

         The transaction was accounted for as a purchase and is summarized as follows:

               Cash on hand                                                      $    1,177,420
               Other current assets                                                     245,379
               Fixed assets                                                              16,235
               Current liabilities                                                      (64,689)
                                                                                 --------------

               Net assets received                                                    1,374,345
               Expenses incurred on acquisition                                        (106,865)
               Goodwill                                                               2,755,446
                                                                                 --------------

               Total consideration received                                      $    4,022,926
                                                                                 ==============

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)

               Common stock issued on closing                                    $    3,412,500
               Warrants issued on closing at fair value                                 416,647
               Employee stock options issued on closing at fair value                   193,779
                                                                                 --------------

               Total consideration given                                         $    4,022,926
                                                                                 ==============

         The cash effect of this transaction is summarized as follows:

               Cash acquired on closing                                          $    1,177,420
                                                                                 ==============

         The pro forma effect of this transaction is summarized as follows:

                                                                                    Nine Months ended September 30,
                                                                                          2003                2002
                                                                                    ----------------------------------
         Pro forma consolidated revenue                                             $   9,848,579       $   6,082,265
                                                                                    =================================

         Pro forma consolidated net loss                                            $  (1,681,431)      $ (11,740,085)
                                                                                    =================================

         Pro forma consolidated basic and fully diluted loss per share              $     (0.013)       $      (0.116)
                                                                                    =================================

6.       ACCOUNTS RECEIVABLE
                                                    September       December
                                                     30, 2003       31, 2002
                                                  ----------------------------
                                                    (Unaudited)     (Audited)

         Accounts receivable - trade              $   1,520,922   $  1,494,622
         Other receivables                              227,874        113,572
         Allowance for doubtful accounts                (53,163)      (212,224)
                                                  ----------------------------

                                                  $   1,695,633   $  1,395,970
                                                  ============================


7.       INVENTORIES
                                                    September       December
                                                     30, 2003       31, 2002
                                                  ----------------------------
                                                    (Unaudited)     (Audited)

         Finished products                        $   1,393,640   $  1,327,359
         Raw materials                                   58,330         22,043
         Valuation allowance                           (612,213)      (365,829)
                                                  -----------------------------

                                                  $     839,757   $    983,573
                                                  ============================

         During Q3 2003, the Company reclassified reserves, in the amount of $275,374, from current liabilities to an inventory valuation allowance.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)


8.       CONVERTIBLE DEBENTURES

         On July 14, 2003, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $1,600,000 to two investment companies and received cash proceeds of $1,504,000, before cash fees of $87,120. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series R warrants to purchase 1,019,108 shares of common stock at a price of $.4121 per share with a term of five years. The Series R warrants also have a net share settlement feature.

         The convertible debentures are initially convertible into shares of common stock at $0.4318. However, upon a request for conversion, if the price of the Company's common stock at the time of the request is less than $0.5182, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 95% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement.

         The net proceeds of the transaction have been allocated to the primary financial instruments as follows:


         Convertible debentures                  $        1,038,366
         Beneficial conversion feature                      322,937
         Series R warrants                                  134,459
         Deferred financing costs                           (78,882)
                                                 ------------------
         Net cash proceeds                       $        1,416,880
                                                 ==================

         The proceeds received were first allocated to the convertible promissory note and the warrants based on the relative fair values of the respective instruments. Then the beneficial conversion feature embedded in the convertible debentures was calculated and measured using the intrinsic value of the feature based on the most beneficial conversion available to the investors on the commitment date.

         During the third quarter, convertible debentures in an aggregate nominal value of $331,000 were converted to 1,457,665 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $220,068. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $286,876, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the quarter, $385,226 in non-cash financing expenses were charged to the statement of loss. These expenses included the accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.

         Subsequent to September 30, 2003, convertible debentures with an aggregate nominal value of $169,000 were converted to 790,828 shares of common stock.

9.       SHAREHOLDERS' EQUITY

         Exercise of Options - During the third quarter of 2003, employees exercised options to purchase 172,083 shares of common stock for cash considerations of $2,222.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)


10.      COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 6,250,000, 3,000,000, 6,000,000 and 6,000,000 shares, respectively.
         Through September 30, 2003, the Company had awarded, net of forfeitures, 5,828,617 options under the Employee Stock Option (1997) Plan, 2,151,150 options under the 1999 Incentive and Nonqualified Stock Option Plan, 5,295,263 options under the Employee Stock Option (2000) Plan and 2,375,000 options under the Employee Stock Option (2002) Plan.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. To the end of the third quarter of 2003, 757,579 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

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

         Litigation

         As at September 30, 2003, there are no litigation matters outstanding against the Company.

11.      SEGMENT INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                     Three Months ended                    Nine Months ended
                                                        September 30                          September 30
                                                 2003                2002                2003              2002
                                             ---------------------------------------------------------------------
         Revenue by Region                    (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)

              United States                  $ 2,330,810      $ 1,220,637             $6,785,053        $3,208,076
              Canada                             519,916          175,232                961,530           525,499
              Australia                          549,162          477,417              1,669,532         1,454,506
              Rest of World                      134,176          251,124                432,464           894,184
                                             ---------------------------------------------------------------------

                                              $3,534,064       $2,124,410             $9,848,579        $6,082,265
                                             =====================================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2003 (unaudited) and December 31, 2002 (audited)


                                                       As at September 30, 2003  (Unaudited)
                                                            Canada            Australia            Total
                                                       ----------------------------------------------------

         Property, plant and equipment                 $      407,062       $     111,151      $    518,213
                                                       ====================================================

                                                        As at December 31, 2002 (Audited)
                                                            Canada            Australia            Total
                                                       ----------------------------------------------------
         Property, plant and equipment                 $      790,009       $      95,466      $    885,475
                                                       ====================================================


12.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation.

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "TO", "PLAN", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. SHOULD ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THIS REPORT AS ANTICIPATED, ESTIMATED OR EXPECTED. THE COMPANY'S REALIZATION OF ITS BUSINESS AIMS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY ANY TECHNICAL OR OTHER PROBLEMS IN, OR DIFFICULTIES WITH, PLANNED FUNDING AND TECHNOLOGIES, THIRD PARTY TECHNOLOGIES WHICH RENDER THE COMPANY'S TECHNOLOGIES OBSOLETE, THE UNAVAILABILITY OF REQUIRED THIRD PARTY TECHNOLOGY LICENSES ON COMMERCIALLY REASONABLE TERMS, THE LOSS OF KEY RESEARCH AND DEVELOPMENT PERSONNEL, THE INABILITY OR FAILURE TO RECRUIT AND RETAIN QUALIFIED RESEARCH AND DEVELOPMENT PERSONNEL, OR THE ADOPTION OF TECHNOLOGY STANDARDS WHICH ARE DIFFERENT FROM TECHNOLOGIES AROUND WHICH THE COMPANY'S BUSINESS ULTIMATELY IS BUILT. THE COMPANY DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

         Total revenue increased 66.4% in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make strong gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis.

     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's) for the quarters ended September 30, 2003 and 2002 respectively:

                                            Three months ended September 30,
                                         -------------------------------------
                                             2003         2002        % Change
                                         -------------------------------------
     North America                       $     2,851  $     1,396       104.2%
     Non-North America                           683          728        (6.2%)
                                         -------------------------------------

     Total revenues                      $     3,534  $     2,124        66.4%
                                         =====================================

     Percentage of total revenue

     North America                             80.7%        65.7%
     Non- North America                        19.3%        34.3%

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

Gross Margin

     The following table presents our gross margin and the percentage of total revenues ($000's):
                                      Three months ended
                                         September 30,
                                       2003          2002
                                      ------        -----
     Gross margin                     $1,322        $303
     Gross margin rate                 37.4%        14.3%

     Gross margins in Q3 2003 increased to 37.4% of revenue compared to 14.3% of revenue in Q3 2002. In conjunction with the increase in quarterly revenue, total gross margin dollars increased 336.3% compared to Q3 2002.

     The increase in gross margin percentage and dollars from 2002 levels was primarily due to continued cost reductions in the LMS products and the introduction of the new cost reduced customer premise unit, the EUM 3003. The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. However, during Q3 2003, current cost reductions were offset by volume discounts offered to our customers. The Company expects that ongoing volume discounts and competitive pricing pressures will result in gross margin percentages at or below current levels over the balance of the fiscal year.

     Gross margins for Q3 2002 were specifically impacted by a write-off of $275,000 in excess inventories resulting from the decline in demand for specific product categories, specifically related to the 2.4 GHz product line. No comparable write off of inventory was made in Q3 2003.

Selling, General and Administrative expenses

     Selling, general and administrative expenses, including stock based compensation, declined to $1,326,894 for the three months ended September 30, 2003 from $1,492,272 for the three months ended September 30, 2002. The decline in Q3 2003 versus Q3 2002 was mainly due to the restructuring that was undertaken in Q4 2002 and ongoing tight cost controls. As a result, the Company has reduced its compensation costs and related staff expenses and reduced its costs of professional services.

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

Research and Development expenses

     Research and Development expenses for the three months ended September 30, 2003 amounted to $450,870 compared to $497,753 for the three months ended September 30, 2002. As discussed in the Company's 10-K for 2002 and 2001, the Company had moved to a level of sustaining engineering for its NCL and LMS product families. However, with the acquisition of Avendo Wireless in July 2003 and the funds obtained in the acquisition and through the sale of the convertible debentures, the Company intends to increase its focus on new product research and development, to complement our continued focus on cost and capability enhancements to our current product lines.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $119,173 for the three months ended September 30, 2003 compared to $273,736 for the three months ended September 30, 2002. During the last two years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2003.

Foreign Exchange

     Foreign exchange gain for the three months ended September 30, 2003 decreased to $12,155 from $36,634 for the three months ended September 30, 2002. The decrease is due to the relatively stable relationship of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of more significant declines.

Write down of goodwill

     During the three months ended September 30, 2002, due to the continued decline in telecom spending and its impact on projected future revenues to the Company, management determined that there had been an impairment of the goodwill arising from the release of escrow shares and the purchase of ADE Network Technology Pty Ltd. As a result, the Company wrote off $4,069,696 of goodwill in Q3 2002.

Interest expense

     Interest expense amounted to $403,721 for the three months ended
September 30, 2003 compared to $42,902 for the three months ended September 30, 2002. Included in interest expense for the three months ended September 30, 2003 is $385,226 of non-cash financing charges related to the accretion and conversion of convertible debentures issued in July 2003. With the issuance of the convertible debentures in July 2003, the Company will incur non-cash financial expenses during the second half of 2003 through the accretion of the beneficial conversion feature included in the debentures.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue

         Total revenue increased 61.9% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make strong gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis.

     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's) for the nine months ended September 30, 2003 and 2002 respectively:

                                               Nine months ended September 30,
                                          --------------------------------------
                                              2003         2002         % Change
                                          --------------------------------------
     North America                        $     7,747  $     3,733       107.5%
     Non-North America                          2,102        2,349       (10.5%)
                                          -------------------------------------

     Total revenues                       $     9,849  $     6,082        61.9%
                                          =====================================

     Percentage of total revenue

     North America                              78.7%        61.4%
     Non-North America                          21.3%        38.6%

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

Gross Margin

     The following table presents our gross margin and the percentage to total revenues ($000's):

                                     Nine months ended
                                       September 30,
                                      2003         2002
                                     ------       ------
     Gross margin                    $3,862       $1,424
     Gross margin rate                39.2%        23.4%

     Gross margins for the nine months ended September 30, 2003 increased to 39.2% compared to 23.4% of revenue for the nine months ended September 30, 2002. In conjunction with the increase in revenue for the nine months ended September 30, 2003, total gross margin dollars increased 171.3% compared to the nine months ended September 30, 2002.

     The increase in gross margin percentage and dollars from 2002 levels was primarily due to continued cost reductions in the LMS products and the introduction of the new cost reduced customer premise unit, the EUM 3003. The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. However, during Q3 2003, current cost reductions were offset by volume discounts offered to our customers. The Company expects that ongoing volume discounts and competitive pricing pressures will result in gross margin percentages at or below current levels over the balance of the fiscal year.

     Gross margins for the nine months ended September 30, 2002 were specifically impacted by a write-off of $275,000 in excess inventories resulting from the decline in demand for specific product categories, specifically related to the 2.4 GHz product line. No comparable write off of inventory was made during nine months ended September 30, 2003.

Selling, General and Administrative expenses

     Selling, general and administrative expenses, including stock based compensation, declined to $3,663,153 for the nine months ended September 30, 2003 from $5,120,252 for the nine months ended September 30, 2002. The decline in 2003 versus 2002 was mainly due to the restructuring that was undertaken during the fourth quarter of 2002 and ongoing tight cost controls. As a result, the Company has reduced its compensation costs and related staff expenses and reduced its costs of professional services.

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

Research and Development expenses

     Research and Development costs for the nine months ended September 30, 2003 amounted to $883,465 compared to $1,313,518 for the nine months ended September 30, 2002. As discussed in the Company's 10-K for 2002 and 2001, the Company had moved to a level of sustaining engineering for its NCL and LMS product families. However, with the acquisition of Avendo Wireless in July 2003 and the funds obtained in the acquisition and through the sale of the convertible debentures, the Company intends to increase its focus on new product research and development, to complement our continued focus on cost and capability enhancements to our current product lines.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $384,573 for the nine months ended September 30, 2003 compared to $826,828 for the nine months ended September 30, 2002. During the last two years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2003.

Foreign Exchange

     For the nine months ended September 30, 2003, the company recorded a foreign exchange gain of $163,352 compared to a $60,622 loss for the nine months ended September 30, 2002. The increase is due to the significant declines of the U.S. dollar versus the Canadian and Australian dollars during 2003.

Write down of goodwill

     During the nine months ended September 30, 2002, due to the continued decline in telecom spending and its impact on projected future revenues to the Company, management determined that there had been an impairment of the goodwill arising from the release of escrow shares and the purchase of ADE Network Technology Pty Ltd. As a result, the Company wrote off $4,069,696 of goodwill in Q3 2002.

Interest expense

     Interest expense amounted to $441,374 for the nine months ended September 30, 2003 compared to $402,131 for the nine months ended September 30, 2002. Included in interest expense for the nine months ended September 30, 2003 is $385,226 of non-cash financing charges related to the accretion and conversion of convertible debentures issued in July 2003. Included in interest expense for the nine months ended September 30, 2002 was $263,607 related to the accretion of the promissory notes.

     With the issuance of the convertible debentures in July 2003, the Company will incur non-cash financial expenses during the second half of 2003 through the accretion of the beneficial conversion feature included in the debentures.

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

     During the third quarter, the Company issued convertible debentures, in the aggregate principal amount of $1,600,000, for cash proceeds of $1,504,000, less cash fees of $87,120. In addition, the Company entered into an agreement to purchase Avendo Wireless Inc., through the issue of 8,749,999 shares of common stock and 3,000,000 common stock purchase warrants. Upon acquisition, the Company received cash in the amount of $1,177,420 and other net assets in the amount of $196,925.

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

PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

a) The Company held its annual general meeting on September 4, 2003 in Toronto, Canada. Notice of Meeting, dated July 28, 2003, was distributed to all shareholders of record, effective July 7, 2003, and filed with the Security and Exchange Commission on form 14A on July 29, 2003.


c)              Two matters were voted upon at the annual general meeting.

1.              Mr. Gerry Chastelet, Mr. John Curry, Mr. Michael Milligan, Mr.
                Cameron Mingay, Mr. Bruce Sinclair, and Mr. Dennis Wing were elected as directors of the Company. The votes for the directors were as follows:

                                           Votes For       Withheld

                    Gerry Chastelet       109,300,187      3,768,608
                    John Curry            108,944,873      4,123,922
                    Michael Milligan      109,301,387      3,767,408
                    Cameron Mingay        109,316,987      3,751,808
                    Bruce Sinclair        108,566,751      4,502,044
                    Dennis Wing           109,164,948      3,903,847

2. The proposal to approve a proposed plan of recapitalization that could result in a reverse stock split of the Company's common stock, based on one of four ratios to be determined by our board of Directors, was approved by the shareholders. Votes were 95,134,892 For, 17,605,384 Against and 328,519 Abstaining.

Item 5.  Other Information

         Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.   Exhibits and Reports on Form 8-K

         July 14, 2003 -   Acquisition of Avendo Wireless Inc.
         July 18, 2003 -   Sale of Convertible Debentures
         July 30, 2003 -   Regulation FD Disclosure

         August 11, 2003 - Proforma Financial Information related to acquisition of Avendo Wireless Inc.

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                         WaveRider Communications Inc.

Date: October 30, 2003                   /s/ D. Bruce Sinclair
      ----------------                   ---------------------
                                         D. Bruce Sinclair
                                         President and Chief Executive Officer

                                         /s/ T. Scott Worthington
                                         ------------------------
                                         T. Scott
                                         Worthington Chief
                                         Financial Officer.

                                 CERTIFICATIONS

I, D. Bruce Sinclair, Chief Executive Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WaveRider Communications Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the period covered by the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 30, 2003


By:     /s/ D. Bruce Sinclair
        -------------------------------------------
        D. BRUCE SINCLAIR, CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

I, T. Scott Worthington, Chief Financial Officer of WaveRider Communications Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of WaveRider Communications Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the period covered by the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:    October 30, 2003


By:     /s/ T. Scott Worthington
        ---------------------------------------------
        T. SCOTT WORTHINGTON, CHIEF FINANCIAL OFFICER

                     OFFICERS' CERTIFICATION PURSUANT TO 906

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of WaveRider Communications Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. Bruce Sinclair, Chief Executive Officer of the Company, and I,
T. Scott Worthington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ D. Bruce Sinclair                                /s/ T. Scott Worthington
---------------------                                ------------------------
D. Bruce Sinclair                                    T. Scott Worthington
Chief Executive Officer                              Chief Financial Officer
October 30, 2003                                     October 30, 2003



A signed original of this written statement required by Section 906 has been provided to WaveRider Communications Inc. and will be retained by WaveRider Communications Inc. and furnished to the Securities and Exchange Commission or its staff upon request.