Form 10QSB/A
period 2003-09-30
WAVERIDER COMMUNICATIONS INC
filed 2003-12-22
CIK 844053

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                         Commission File Number 0-25680



                          WAVERIDER COMMUNICATIONS INC.

             (Exact name of registrant as specified in its charter)

                  Nevada                                       33-0264030
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                      Identification No.)

                               255 Consumers Road
                                    Suite 500
                            Toronto, Ontario M2J 1R4
              (Address of principal executive offices and zip code)

                                 (416) 502-3200
              (Registrant's telephone number, including area code)



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

         Yes               No
              ------           -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding at October 29, 2003
  ------------------------------            -------------------------------
  Common Stock, $.0001 par value                      141,128,439



Transitional Small Business Disclosure Format:  (check one):  Yes        No   X
                                                                 -----       ---


================================================================================

                                     PART II


Item 6 OF THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB IS HEREBY AMENDED BY DELETING THE TEXT THEREOF IN ITS ENTIRETY AND SUBSTITUTING THEREFOR THE
FOLLOWING:


Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits:

31.1 Certification of D. Bruce Sinclair pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of T. Scott Worthington pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:


         July 14, 2003 -       Acquisition of Avendo Wireless Inc.
         July 18, 2003 -       Sale of Convertible Debentures
         July 30, 2003 -       Regulation FD Disclosure
         August 11, 2003 -     Pro forma Financial Information related to
                               acquisition of Avendo Wireless Inc.

                                   Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                  WaveRider Communications Inc.


Date:  December 19, 2003          /s/ D. Bruce Sinclair
                                  --------------------------------------------
                                  D. Bruce Sinclair
                                  President and Chief Executive Officer

                                  /s/ T. Scott Worthington
                                  --------------------------------------------
                                  T. Scott Worthington
                                  Chief Financial Officer