Form 10KSB
period 2003-12-31
WAVERIDER COMMUNICATIONS INC
filed 2004-03-08
CIK 844053

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              -------------------
                                   Form 10-KSB
                              -------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2003

                           Commission File No. 0-25680

                          WaveRider Communications Inc.
                    (Name of business issuer in its charter)

              Nevada                                       33-0264030
 (State or other jurisdiction of             (I.R.S. EmployerIdentification No.)
 incorporation or organization)


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

                                  YES X NO ___


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $13,078,555

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 4, 2004, was $41,032,404.


         As of March 4, 2004, there were 146,459,587 shares of the registrant's common stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

PART 1


     Item 1.      Description of Business                                     1
     Item 2.      Description of Property                                     7
     Item 3.      Legal Proceedings                                           7
     Item 4.      Submission of Matters to a Vote of Security Holders         7


PART II


     Item 5.      Market for Common Equity and Related Stockholder Matters    8
     Item 6.      Management's Discussion and Analysis                        8
     Item 7.      Financial Statements                                       15
     Item 8.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                    15
     Item 8A.     Controls and Procedures                                    15


PART III


     Item 9.      Directors and Executive Officers                           15
     Item 10.     Executive Compensation                                     17
     Item 11.     Security Ownership of Certain Beneficial Owners
                      and Management and Related Shareholder Matters         19
     Item 12.     Certain Relationships and Related Transactions             20
     Item 13.     Exhibits and Reports on Form 8-K                           20
     Item 14.     Principal Accountant Fees and Services                     20


SIGNATURES                                                                   44





                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS


Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that may Affect Future Results." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         WaveRider Communications Inc. is incorporated under the laws of the State of Nevada and trades on the OTC-BB under the symbol "WAVC-OB".

     We are a wireless technology company that develops, manufactures and markets products to take advantage of the world-wide growth of the Internet, increasing acceptance of wireless technology, and the demand for high speed, Internet access.


     We believe that providing the "last mile solution" is the key to capitalize on the opportunities presented by today's rapidly changing telecommunications market place. The ability to provide a full suite of products and services that will quickly enable all types of users to conduct business, access services and enhance communication is key to securing a dominant market position. The demands of the customer are growing beyond traditional voice communication, as today's end user wants access to a growing set of services that require high-speed access. As a result, we have developed a family of fixed wireless access products capable of providing wireless high-speed Internet access to businesses, organizations and consumers.


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


Our Historical Development

We were originally incorporated under the laws of the State of Nevada on August 6, 1987, as Athena Ventures Inc. By the end of 1996, we had become inactive but were still listed on the OTC Bulletin Board.

In February 1997, we entered into negotiations to purchase Major Wireless Communications Inc. Major Wireless was organized in British Columbia, Canada, as a private company in 1996 to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In February 1997, we sold common share and preferred share units to finance the acquisition of and ongoing development of products by Major Wireless.

In May 1997, we completed the acquisition of Major Wireless through a share exchange and entered into an escrow arrangement which restricted the conversion of the preferred shares, received by the former shareholders of Major Wireless, into common stock until certain performance milestones were achieved. Subsequently, we changed our name to WaveRider Communications Inc. and Major Wireless Inc.'s name to WaveRider Communications (Canada) Inc.

     On June 11, 1999, we acquired Transformation Techniques, Inc. or TTI through a merger with our newly created subsidiary WaveRider Communications
(USA) Inc. On October 1, 2000, we acquired ADE Network Technology Pty Ltd. or ADE of Melbourne, Australia, a privately held wireless infrastructure company. Subsequently, we changed the name of ADE to WaveRider Communications (Australia) Pty Ltd. On July 2, 2003, we acquired Avendo Wireless Inc, a privately held wireless development company.


Our Business

     We design, develop, market and support fixed wireless Internet access products. Our products are designed to deliver efficient, reliable, and cost-effective solutions to bring high-speed Internet access to markets around the world.

     We are focused on providing the solution to the "last mile" problem faced by traditional wired telecommunications services: how to profitably build out a network that provides the level of services demanded by end users. In medium to small markets, and in areas of the world with limited telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers expect can be prohibitive.

     We believe that our fixed wireless Internet access products are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

     Our wireless network products are designed to operate in the license-free ISM radio spectrum, which facilitates a more rapid and low-cost market introduction for service providers than for licensed or hardwire solutions. Our products utilize direct sequence spectrum or DSS communications, which ensures high speed, reliable, secure, low-interference communications.

Our Products

     Our current product portfolio includes the Last Mile Solution or LMS product line and the Network Communications Links or NCL product line. These product families are designed to deliver scalable, high-speed, fixed wireless Internet access to businesses, home offices and residential users. Both our LMS and NCL product families include our proprietary patent-pending technologies developed at our research and development facility.

Last Mile Solution

     The Last Mile Solution systems are designed to enable service providers to deliver high-speed Internet access to both business and residential customers utilizing multiple frequency bands. This multi-frequency approach enables us to support our customers' needs to provide differentiated service offerings to large, medium and small businesses as well as residential and SOHO users.

When operating in the 2.4GHz band the LMS delivers raw data throughput speeds of up to 11 megabits per second (Mbps) via line-of-sight connectivity. Such speeds support the Internet access requirements of business, education and government market segments.

     While operating in the license-free 900 MHz spectrum the LMS delivers data throughput speeds up to 2.0 Mbps and delivers non-line-of-sight communication between the communications access point and the end-user modem. This eliminates the need for an external antenna and thereby permits the end-user to self install the equipment at their office or home. Our non-line of-sight capability significantly reduces the time and cost of installations.

The LMS supports a variety of services including Internet access for e-mail, large file transfers, web browsing, streaming audio and streaming video. The LMS is optimized for Internet Protocol or IP Networks. Connectivity is provided to network users via an LMS end user modem designed specifically for business or residential use.

The LMS is designed to be highly scalable, allowing network operators to begin with a small initial network and gradually build out a larger network with more users over time. There are no limits as to the number of network subscribers that can be supported by an LMS network due to its cellular like architecture which allows for the efficient re-use of radio channels.

NCL Products

     The NCL product family is a series of wireless bridges and routers designed specifically for use by Internet service providers, network managers and information technology managers. Offering point-to-point and point-to-multipoint line of sight wireless connectivity in the 2.4GHz and 900MHz license-free frequency bands, our NCL products can be used to establish wide area networks and building-to-building links. The NCL can connect a single computer or computer network to other single computers or computer networks.

     The operating system built into the NCL products incorporates a complete Simple Network Management Protocol (or "SNMP") compliant managed routing solution, which facilitates the installation and use of these products. The operating system also integrates Internet Protocol or IP, which provides a variety of network routing capabilities.

     We launched the NCL1170 bridge/router in May 2001. The NCL1170 delivers high-speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity. The NCL1170 delivers throughput speeds up to 8.0 mbps, using our proprietary radio technology that uses an 11 mbps radio. The product can be used for point-to-point and point-to-multipoint applications and to extend Ethernet networks without additional telephone lines.


     We launched the NCL1900 in May 2003. The NCL1900 delivers high speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity, on a non-line of sight basis. NCL1900 features our proprietary dynamic polling algorithm, which drastically improves performance in point-to-multipoint connections, eliminating the frequent packet collisions inherent with CSMA/CA. Our Dynamic Polling MAC also alleviates "hidden node" and "near-far" problems associated with 802.11-based systems.

Our Market

     The market for our fixed wireless access products is driven by the worldwide demand for Internet access as well as the increasing demand for high speed Internet access. Our target market in North America is comprised of cities with a population of fewer than 150,000, suburban areas of larger cities and industrial parks. In these markets, our products address the demands of organizations and consumers who require broadband access to the Internet, but do not have access to cable or digital subscriber line connections from traditional service providers. We believe this market includes up to 40% of North American homes and businesses.

In many international markets, the telecommunications infrastructure is inadequate or unavailable for basic Internet access. There are large parts of less developed regions in India, Africa, Southeast Asia and South America that have only limited and high cost Internet access. In these markets, our wireless products have a significant cost advantage over wired technologies. Accordingly, we believe our international target markets are potentially even broader than our North American target markets. As such, we intend to develop products with radio frequencies that will be compatible with various international markets.

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

     In many international markets, the basic telecommunications infrastructure is inadequate or unavailable for basic Internet access. In these markets, our wireless products have a significant cost advantage over wired technologies. In addition, they can be deployed rapidly and easily maintained.

Our market approach uses a direct and indirect sales model consisting of strategic industry partnerships and key relationships. We market directly to larger Internet service providers, telephone companies (including competitive local exchange carriers, independent local exchange carriers and independents), cellular providers and emerging carriers (municipal governments and power utilities). We also market indirectly through channel partners including distributors, value added resellers and system integrators. In some international markets, we expect to form alliances with local partners who will provide sales, support and installation services for LMS systems.

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

Wireline Carriers (Independent Telephone Companies) - Independent regional telephone companies offer a significant potential market for our wireless service package. We are attracted to this type of company because they service a market that has an unmet need for broadband services and is challenged by expanding the range of services its customers.

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

     Several characteristics make rural communities different from urban areas. There are greater distances between centers and smaller more scattered populations. These characteristics make single lines more expensive given the longer cable loops required which reduce the advantage of volume concentration. Because of this and regulatory changes, much less upgrading and modernization has been done in rural areas.

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

     Emerging Carriers - Over the past year we have seen the emergence of two new carrier segments: municipal government and power utilities.

Municipal governments are building and operating or partnering with carriers to build broadband wireless networks in order to provide broadband services to their residential and business taxpayers. The driving force behind this segment is the need to attract new taxpayers to the municipality, a task that is greatly hampered if broadband access is not available.

     Power utilities (distributors, co-ops, etc.) are expanding their capabilities and deploying wireless broadband networks. These entities are utilizing existing infrastructure such as towers, right of ways, and network management systems to build out broadband networks upon which they can offer Internet access services to their customer bases.

International Sales Strategies

Our target markets outside of North America, for our LMS product family, are predicated on spectrum availability. Most parts of South America, the Caribbean and Latin America provide the 900MHz spectrum on a license exempt basis, with rules that are compatible with our LMS product offering.

We believe that our revenue potential in these international markets can be quite significant because the telecommunications infrastructure required for Internet access is underdeveloped. However, we recognize that international business has longer sales cycles and requires a local presence for major LMS deals.

In 2000, we acquired ADE Network Technology Pty, LTD. in Australia, a wireless product integrator. This acquisition provided us with a base of customers and staff to exploit opportunities for the NCL product family and third party wireless products in Australia and Southeast Asia.

See Note No. 18 to our attached Consolidated financial statements, entitled "Segmented Information", for a list of the foreign countries from which we derive revenues.

Professional Services

     Our professional services group is an important component in our sales and marketing strategy and in our opinion, provides an important competitive advantage.

     Our professional services strategy is to deliver flexible, cost effective and market driven service offerings. We believe that we are positioned to deliver this support strategy globally.

     We have utilized global partnerships with General Dynamics' Worldwide Telecommunications Systems, Comsearch-SCIENTECH and a number of smaller partners to provide global engineering design and installation services of our LMS and NCL products. These global service partners work under our direction. Through our systems engineers, we contract directly with our customers for these services.

     Our professional services group, coupled with our global service partners, has the international capabilities to provide:

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

Manufacturing and Logistics

     We have entered into long term manufacturing agreements with Solectron Corporation, or Solectron, to manufacture and package our products.
We have a long term logistics agreement with Alliance Corporation or Alliance for the pick, pack and shipment of our products. In addition, we have a value added distributor agreement with Alliance in which they purchase products for their own account and resell WaveRider products to their customer base.

         Solectron (www.solectron.com) provides a full range of global manufacturing and supply-chain management services to the world's premier high-tech electronics companies. Solectron's offerings include new-product design and introduction services, materials management, high-tech product manufacturing, product warranty and end-of-life support. Solectron, the first two-time winner of the Malcolm Baldrige National Quality Award, has a full range of industry-leading capabilities on five continents. Its headquarters are in Milpitas, California.

     Through our association with Solectron, we have the capability to meet the demands of a rapidly growing Internet market, with high quality products which are efficiently manufactured.

         We provide our contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the agreement with Solectron, we have committed to assume liability for all parts required to manufacture our forecast products for 13 weeks and all final assembly costs for the forecast products for four weeks, on a rolling basis.

         Alliance Corporation (www.alliancecorporation.ca) - Alliance Corporation is a value-added distribution and logistics resource that has historically focused on the wireless communications and broadcast Industries. Since 1999, Alliance has been making substantial ongoing investments to develop a similar strength in the broadband communications industry with particular emphasis on wireless solutions. Adding skilled technical and engineering services to its offering, Alliance is positioned to support systems integrators as they develop wireless solutions for their enterprise customers, including ISPs.

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

Research and Development

     In 2003, we concentrated our efforts on sustaining engineering and product enhancement in three development areas:

         o increasing the speed, reliability and user capacity of the networks to allow more users at greater throughput speeds;

         o enhancing the network capabilities of the systems to support new developing applications, and

         o reducing the cost of our product offerings to provide pricing flexibility and higher margins.

     Research and Development expenditures in 2003, excluding depreciation, amortization and non-cash stock based compensation amounted to $996,487 compared with $1,494,880 in 2002.

Employees

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

ITEM 2. DESCRIPTION OF PROPERTY

We own no real estate or other properties. Our main offices and test sites are in Toronto, Ontario, Canada and our Australian Subsidiary's head office is in Melbourne, Australia. These offices house sales, administration and research operations and are leased from unrelated parties. We maintain sales offices in Australia, Canada, and the United States. In addition, our subsidiary JetStream Internet Services Inc. maintains offices in Salmon Arm, British Columbia, Canada.

Our Toronto office lease was renewed in March 1, 2003 for a period of six years and three months ending May 31, 2009, our Melbourne office lease expires in March 31, 2006 and the lease for our JetStream's office was renewed effective December 1, 2003, for a five-year period. We believe our existing facilities are adequate to meet our current requirements.

Cost commitments related to present leases are set forth in Note 12 "Commitments and contingencies" in the attached financial statements.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Our outstanding shares of common stock, par value $.001 per share, are traded under the symbol "WAVC.OB" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. Prior to April 10, 2002, our common stock traded on the Nasdaq National Market System. The following table sets forth the closing high and low prices of the common stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:


                                       2003                      2002
                                 High        Low           High         Low

          First Quarter          $0.16       $0.09         $0.46       $0.16
          Second Quarter         $0.60       $0.09         $0.18       $0.08
          Third Quarter          $0.44       $0.20         $0.17       $0.09
          Fourth Quarter         $0.38       $0.21         $0.20       $0.07


         Holders: We have approximately 1,200 common shareholders of record as of March 4, 2004. This number does not include shareholders whose shares are held in street or nominee names.

         Dividends: While there are no restrictions on our ability to pay dividends, other than those common to all companies incorporated under the laws of the State of Nevada, we have not paid dividends to holders of our common stock. We do not expect to pay a cash dividend on its common stock in the foreseeable future and payment of dividends in the future will depend on our earnings and cash requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     During this prolonged sector downturn, we have concentrated on working closely with our customers to get our products and services established in a number of markets, significantly reducing our cost structure, reducing our breakeven revenue level and improving our balance sheet, through tightening our accounts receivable and inventory levels. However, if capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, or we do not continue to realize cost reductions or reduce inventory related costs, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue

         Total revenue increased 45.2% in the year ended December 31, 2003 compared to the year ended December 31, 2002. Our focus on the 900 MHz non-line of sight LMS product family has allowed us to make strong gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis.


     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's) for the years ended December 31, 2003 and 2002 respectively:

                                               Year ended December 31,
                                        -------------------------------------
                                              2003         2002      % Change
                                        -------------------------------------
     North America                      $    10,376  $     5,887        76.3%
     Non-North America                        2,703        3,122       (13.4%)
                                        -------------------------------------

     Total revenues                     $    13,079  $     9,009        45.2%
                                        =====================================

     Percentage of total revenue

     North America                            79.3%        65.3%
     Non- North America                       20.7%        34.7%


     We have taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but expect that there will be relatively long sales cycles in these markets.

     During the Q2 2003, we entered into a distribution agreement in North America to complement our direct sales endeavors in this market. We expect that over time sales through the distribution channel will become a significant portion of our revenues.


Gross Margin

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                         Year ended
                                        December 31,
                                      2003         2002
                                     ------       ------
     Gross margin                    $5,180       $2,230
     Gross margin rate                39.6%        24.8%

     Gross margins in 2003 increased to 39.6% of revenue compared to 24.8% of revenue in 2002. In conjunction with the increase in quarterly revenue, total gross margin dollars increased 132.3% compared to 2002.


     The increase in gross margin percentage and dollars from 2002 levels was primarily due to continued cost reductions in the LMS products and the introduction of the new cost reduced customer premise unit, the EUM 3003. We are actively involved in continuing to find cost savings, through economies of scale and product refinement. We expect that cost reductions and improved sales mix will more than offset ongoing volume discounts and competitive pricing pressures to result in gross margin percentages at or above current levels over the next fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses, including stock-based compensation, declined by 16.9% to $5,366,858 for the year ended December 31, 2003 from $6,456,033 for the year ended December 31, 2002. The decline in 2003 versus 2002 was mainly due to the restructuring that we undertook in Q4 2002 and ongoing tight cost controls. As a result, we have reduced our compensation costs and related staff expenses and reduced our costs of professional services.

     While we intend to maintain tight cost controls, we believe that tactical spending in advertising and marketing communications could provide access to additional markets and potential customers. As such, we intend to increase our spending on sales and marketing, both within North America and internationally.

Research and Development expenses

     Research and Development expenses for the year ended December 31, 2003 amounted to $996,487 compared to $1,494,880 for the year ended December 31, 2002, a decline of 33.3%. As discussed in our 10-K for 2002, we have moved to a level of sustaining engineering for our NCL and LMS product families. These efforts have allowed us to continue to provide product enhancements to the current LMS product family, while reducing significantly the cost of the products.

         For 2004, we intend to continue our efforts on enhancements and cost reduction of the current LMS product family, while entering into development of next generation versions of the LMS. With the acquisition of Avendo Wireless, in July 2003, we acquired certain research and development in Multiple Input Multiple Output (MIMO) technology. While the market for this product is still in the early stage of development and we do not currently intend to proceed to commercialization, we intend to continue working on these products.

Depreciation and Amortization expense

     Depreciation and amortization expense declined by 33.2% to $510,536 for the year ended December 31, 2003 compared to $763,845 for the year ended December 31, 2002. During the last two years, we have withheld spending on new capital assets and do not plan any major capital acquisitions through fiscal 2004.

Foreign Exchange

     Foreign exchange gain for the year ended December 31, 2003 increased by 285.4% to $273,909 from $71,075 for the year ended December 31, 2002. The increase is due to the significant decline of the U.S. dollar versus the Canadian and Australian dollars throughout 2003. Most of our operating expenses are denominated in Canadian or Australian dollars.

Write down of goodwill

         During the three months ended December 31, 2003, we undertook a complete review of its development plans and resources required to bring the Avendo technology, acquired in 2003, to commercial viability and compared these costs to the expected net present value of the discounted future cash flows As a result of management's analysis, it was determined that we would not undertake to fully commercialize the product, under current circumstances. We, therefore, determined that an impairment charge of $2,755,446 was required on the basis that the carrying value of goodwill exceeded its fair value.

     During the three months ended September 30, 2002, due to the continued decline in telecom spending and its impact on projected future revenues to us, management determined that there had been an impairment of the goodwill arising from the release of escrow shares and the purchase of ADE Network Technology Pty Ltd. As a result, we wrote off $4,069,696 of goodwill in Q3 2002.

Interest expense

     Interest expense amounted to $699,821 for the year ended December 31, 2003 compared to $1,041,854 for the year ended December 31, 2002, a decline of 32.8%. Included in interest expense for the year ended December 31, 2003 is $616,031 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003. With the issuance of the convertible debentures in July 2003, we will incur non-cash financial expenses during 2004 through the accretion of the beneficial conversion feature included in the debentures and through additional beneficial conversion feature amounts that could arise if the debentures are converted at a price below the price of our common shares at the time of issue.

Liquidity and Capital Resources.

     We have funded our operations for the most part through equity financing and have had no line of credit or similar credit facility available to us.

     During July 2003, we issued convertible debentures, in the aggregate principal amount of $1,600,000, for cash proceeds of $1,504,000, less cash fees of $87,120. We also entered into an agreement to purchase Avendo Wireless Inc., through the issue of 8,749,999 shares of common stock and 3,000,000 common stock purchase warrants. Upon acquisition, we received $1,177,420 in cash and $196,925 in other net assets. In addition, we raised $35,245 through the sale of 341,167 shares of common stock under our employee stock purchase plan.

     We used $1,613,803 of cash in operating activities in 2003 (2002 - $4,970,703). We expect to continue to achieve revenue and gross margin growth and to control cash expenditures in 2004. Based on our current plans and projections, Management believes that we have the funds to meet our current and future financial commitments until we achieve positive cash flows from operations.

     During March 2002, we raised $4,497,000, less cash expenses of $165,734, through the sale of 30,096,662 shares of common stock registered by us on our S-3 shelf registration statement. In addition, we raised $40,266 through the sale of 401,725 shares of common stock under our employee stock purchase plan.

     During 2002, we repaid our outstanding promissory notes, in the amount of $432,500, and made capital lease payments of $126,101. With these payments we reduced our capital lease liability to $18,098 and repaid all other debt.

Contractual Obligations

                                                                           Payments Due by Period

                                                                Less than          1 - 3             4 -5         After 5
Contractual obligation                          Total            1 year            years             years          years
-------------------------------------------------------------------------------------------------------------------------
Long-term debt obligations                  $1,600,000        $        -      $1,600,000          $      -       $      -
Capital lease obligations                       16,981             11,483          5,498                 -              -
Operating leases                             2,021,490            433,773        744,046           702,398        141,273
Purchase obligations                         2,441,084          2,441,084              -                 -              -

     We provide our contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the agreement with the contract manufacturer, we are committed to assume liability for all parts required to manufacture our forecast products for 13 weeks and all final assembly costs for the forecast products for four weeks, on a rolling basis.

     We have, also, ordered certain components from one of our product suppliers on a non-cancelable non-refundable basis for delivery throughout 2004. We have issued a letter of credit to this supplier in the amount of $232,125 at December 31, 2003. The letter of credit secures our payment obligations under the purchase agreement. We have pledged cash to our bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.

We plan to pay our contract manufacturer for the unconditional purchase obligation through net cash generated from operations.

CRITICAL ACCOUNTING ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Allowance for Losses on Receivables

         We have historically provided financial terms to certain customers in connection with purchases of our products. Financial terms, for credit-approved customers, are generally on a net 30-day basis.

         Total receivables at December 31, 2003 and 2002 were $2,165,041 and $1,608,194, respectively, with an allowance for losses on these receivables of $243,066 and $212,224, respectively.

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

Inventory Valuation Reserves

         We record valuation reserves on our inventory for estimated obsolescence or unmarketability. The amount of the write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Net Inventories consisted of the following:

     December 31                                2003                  2002
     -----------------------------------------------------------------------
     Finished goods                       $   1,306,580         $  1,258,620
     Raw materials                               36,330               22,043
                                          -------------         ------------
                                              1,342,910            1,280,663
     Less inventory reserves                   (376,477)             (50,615)
                                          -------------         ------------
                                          $     966,433         $  1,230,048
                                          =============         ============

         We provide our contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the agreement with the contract manufacturer, we have committed to assume liability for all parts required to manufacture our forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next four weeks, on a rolling basis.

         We balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Long-Lived and Intangible Assets

         We assess the impairment of long-lived and intangible assets, which includes identifiable intangible assets, goodwill and plant and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We believe that the following important factors could trigger an impairment review:

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

         When we determine that the carrying value of intangible assets, goodwill and long-lived assets may not be recoverable an impairment charge is recorded. Impairment is measured based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model or prevailing market rates of investment securities, if available.

         In the fourth quarter of 2003, we undertook a complete review of our development plans and resources required to bring the technology acquired through the acquisition of Avendo Wireless Inc. to commercial viability and compared these costs to the expected net present value of the discounted future cash flows As a result of management's analysis, we determined that an impairment charge of the entire balance of $2,755,446 was required on the basis that the carrying value of goodwill exceeded its fair value.

         In the third quarter of 2002, we determined that we could not continue our operations at our current level without further funding and that, given the state of the telecommunications sector and the financial markets, it was unlikely that additional funding would be available to us. As such, we took a number of actions to reduce costs and restructure our operations. We revised our operating plan and the operating plan of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit. As a result of these changes, the fair market values for our two reporting units were estimated using the expected present value of future cash flows. Based on this analysis, we wrote off all of our existing goodwill, in the amount of $4,069,696.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.

We have a history of losses, and our future profitability is uncertain.

         Due to our limited operating history, we are subject to the uncertainties and risks associated with any new business. We have experienced significant operating losses every year since incorporation. We incurred a net loss of $4,876,110 for the year ended December 31, 2003 (2002 - $11,249,702) and reported an accumulated deficit at that date of $88,077,102 (2002 - $83,200,992). We expect to continue to incur losses at least for the first quarter of 2004.

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

We may suffer dilution if we issue substantial shares of our common stock:


        o        upon conversion of convertible  debentures; and,
        o        upon exercise of the outstanding warrants and options.

         We are obligated to issue a substantial number of shares of common stock upon the conversion of our convertible debentures and exercise of our outstanding warrants and options. The price, which we may receive for the shares of common stock, that are issuable upon conversion or exercise of such securities, may be less than the market price of the common stock at the time of such conversions or exercise. Should a significant number of these securities be exercised or converted, the resulting increase in the amount of the common stock in the public market could have a substantial dilutive effect on our outstanding common stock.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

         The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.     CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report the information we must disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were reasonably effective.

         For the three month period ended December 31, 2003, there were no changes in our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Executive Officers and Directors

         Our present directors and officers, their ages and their positions are listed below. Each director will serve until the next annual meeting of the stockholders or until his successor has been elected and duly qualified. Directors serve one year terms and officers hold office at the pleasure of our board of directors, subject to employment agreements. There are no family relationships between or among directors and executive officers.

Name                               Age               Position                                 Director or Officer Since
-----                              ---               --------                                 -------------------------
D. Bruce Sinclair                  52                Chief Executive Officer; Director                  1997
Gerry Chastelet (1) (2)            57                Director                                           1999
John Curry (1)(3)                  57                Director                                           1999
Michael J. Milligan (1)(2)         46                Director                                           2003
Cameron A. Mingay (3)              52                Director                                           1999
Dennis R. Wing (2)(3)              55                Director                                           1999
Charles W. Brown                   48                Executive Vice President                           1998
T. Scott Worthington               49                Vice President; Chief Financial Officer;           1998
                                                     Secretary

(1) Member of the audit committee (2) Member of the compensation committee (3) Member of the governance committee


         Gerry Chastelet has been one of our directors since April 1999. From December 1998 to January 2002, Mr. Chastelet was the president, chairman and chief executive officer of Digital Lightwave, Inc., a leading provider of fiber optic network analysis equipment. From December 1995 to October 1998, he served as president and chief executive officer of Wandel and Goltermann Technologies, Inc., a global supplier of communication test and measurement equipment. He is currently on the board of directors of Technology Research Corporation. Mr. Chastelet holds a degree in electronics engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive Masters in Business Administration program.

         John E. Curry has been a director since October 1999. Since September 1999, Mr. Curry has been the president, chairman and chief executive officer of Hydrovane Self Steering Inc. (formerly Karina Ventures Inc), a company that manufactures and markets internationally a yacht self steering device. From 1985 to August 1999, Mr. Curry was a partner with Bedford Curry & Co., Chartered Accountants, a Vancouver based firm specializing in public companies and business financings which he co-founded. Mr. Curry is a member of the British Columbia Institute of Chartered Accountants and has a Bachelor of Arts degree from the University of Western Ontario.

         Michael Milligan, has been one of our directors since July 2003. Mr. Milligan is the president and chief executive officer of Kasten Chase, a high-assurance data security solutions company. From 1995 until December 2003, Mr. Milligan served as executive vice president, chief financial officer, general counsel and secretary of Kasten Chase. Prior to joining Kasten Chase, Mr. Milligan was a partner in the law firm of Cunningham, Swan, Carty, Little & Bonham in Kingston Ontario. He earned a Bachelor of Commerce degree at Carleton University and a Bachelor of Laws degree at Queen's University.

         Cameron A. Mingay has been one of our directors since April 1999. From May 1999 until March 2003, he served as our secretary. Since July 1999, Mr. Mingay has been a partner at Cassels Brock & Blackwell LLP, Toronto, Ontario, Canada, specializing in securities and corporate commercial law, with an emphasis on public offerings, mergers and acquisitions, and corporate reorganizations. Prior to July 1999, Mr. Mingay was a partner at Smith Lyons LLP, Toronto, Ontario, Canada. He is currently on the board of directors of Kinross Gold Corporation. He completed his undergraduate degree at the University of Wisconsin and York University and earned his law degree from Queen's University.

         D. Bruce Sinclair has been a director since December 1997 and our chief executive officer since November 1997. From November 1997 to October 2002, he served as our president. Mr. Sinclair is an experienced management professional who has worked in sales and management with companies including IBM Canada, Nortel and Harris Systems Limited. From 1995 until November 1997, he operated his own independent consulting business. From 1988 to 1995, Mr. Sinclair was with Dell Computer Corporation where he held numerous positions including President of the Canadian subsidiary, vice-president of Europe and head of Dell in Europe. He earned his Masters of Business Administration from the University of Toronto.

         Dennis R. Wing has been one of our directors since November 1999. Mr. Wing is president and chief executive officer of Fahnestock Canada Inc., an investment bank. Previously, he was a founding partner and board member of First Marathon Securities Inc. and was its director of international operations for 18 years. He is also on the board of directors of Vengold Inc. and the University of Waterloo. He holds a Bachelor of Arts degree in economics from the University of Waterloo.

         Charles W. Brown has been our executive vice president of the Company since October 15, 2002. From February 1998 to October 2002, he served as our Prior to this, he was vice president of marketing, Marketing of the Company since February 1998. Mr. Brown has a Masters in Business Administration from the University of Western Ontario. From 1994 until February 1998, Mr. Brown was Clearnet Communications' first vice president and CIO. From 1993 to 1994, he served as vice president of, sales and marketing for Trillium Communications and, from 1990 to 1993, he served as director of, strategic planning and marketing for BCE Mobile. Mr. Brown has a Masters in Business Administration from the University of Western Ontario.

         T. Scott Worthington has been our vice president and the Company's and chief financial officer since January 1998. From 1988 to 1996, he worked at Dell Computer Corporation, in Canada, where he held numerous positions including chief financial officer CFO of the Canadian subsidiary. From October 1996 to January 1998, he was a financial and business consultant. Mr. Worthington is a Chartered Accountant.

Audit Committee

         Our audit committee of the board of directors consists of Mssrs. Chastelet, Curry and Milligan. Our board of directors has determined that each of them is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and has designated Mr. Curry as the "audit committee financial expert."

Section 16(a)  Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2003 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2003, or written representations that Form 5 was not required for fiscal 2003, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner except that on September 4, 2003, each of Messrs. Chastelet, Curry, Milligan, Mingay and Wing were each granted an option to purchase shares of our common stock and did not timely file a Form 4.

Code Of Ethics

         We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics is posted on our website. Any waiver of any provision of the code of ethics granted to an executive officer or director may only be made by the board of directors and will be promptly disclosed on our website at www.waverider.com.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table describes the compensation earned in fiscal 2003 by the Chief Executive Officer of the Company and the other executive officers who received compensation in excess of $100,000 in 2003, 2002 and 2001 ("named executive officers").

Summary Compensation Table

                                               Annual Compensation              Long Term        All Other
                                         (amounts in U.S. dollars)(1)          Compensation     Compensation

Name and Principal Position           Year      Salary ($)    Bonus ($)       Stock Options (#)      ($) (1)

D. Bruce Sinclair                     2003        $105,966      $17,844                  -               -
CEO/Director                          2002        $185,401      $31,468            100,000               -
                                      2001        $174,387           $0            375,000               -

Charles W. Brown                      2003        $157,442      $12,848                  -               -
Executive Vice President              2002        $122,274      $15,974            600,000               -
                                      2001        $117,943           $0            225,000               -

T. Scott Worthington                  2003        $128,016       $3,569                  -               -
Vice President & CFO                  2002        $102,077       $6,294            600,000               -
                                      2001         $89,800           $0            225,000               -

(1) In accordance with regulations promulgated by the SEC, perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

Option Exercises and Fiscal Year-End Values

         The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2003, by each of the named executive officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the last sale price of the common stock on December 31, 2003, as reported in the over-the-counter market on the OTC Electronic Bulletin Board ($0.25 per share). No stock options were exercised by named executive officers during 2003.

              Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of securities      Value of unexercised
                                                                     underlying unexercised         in-the-money
                                                                         options/SARs at           options/SARs at
                                 Shares                                    FY-End (#)                FY-End ($)
                               acquired on         value                  exercisable/              exercisable/
Name                          exercise (#)     realized ($)               unexercisable            unexercisable
-----------------------------------------------------------------------------------------------------------------
D. Bruce Sinclair (1)               0               $0                 2,625,000 / 225,000         $3,000 / $6,000

Charles W. Brown                    0               $0                 1,624,600 / 275,000        $123,000 / $6,000

T. Scott Worthington                0               $0                 1,802,400 / 175,000        $123,000 / $6,000

(1) Included in Mr. Sinclair's options are 775,000 options received from other shareholders.

Director Compensation

         During the year ended December 31, 2003, the director's compensation plan included: 1) a $2,500 annual retainer for each non-employee director, payable quarterly; 2) a $1,000 annual retainer for each committee chairman; 3) a $1,000 meeting fee for each director who attended a board of directors or committee meeting in person; 4) a $250 meeting fee for each director who attended a board of directors or committee meeting via telephone; and 5) effective the next annual meeting of shareholders, an award of options to purchase 50,000 shares of common stock for each non-employee director elected at the annual meeting to serve the following year. During the year, the non-employee directors were each awarded 50,000 options under the Employee Stock Option (2000) Plan for their participation on the board of directors and each of its subcommittees.

Employment Agreements

         D. Bruce Sinclair. On November 18, 1997, we entered into an employment agreement with Mr. Sinclair whereby he will serve as our president and chief executive officer for an initial term of one year subject to annual extensions thereafter. Under the agreement's terms, Mr. Sinclair had a base salary of Can. $300,000 and a bonus plan of $200,000. The agreement provided that in the event that Mr. Sinclair was terminated without cause, he would be paid severance in an amount equal to one year's salary plus one month's salary for each year of employment in excess of twelve years service. Upon termination of Mr. Sinclair's employment for cause, we will have no obligation to Mr. Sinclair. Mr. Sinclair is entitled to participate in our employee fringe benefit plans or programs generally available to our employees.

         From time to time, since that date, the board of directors has reviewed and amended the base salary and bonus components of that agreement. Additionally, the board of directors' has agreed to amend Mr. Sinclair's agreement to state that in the event that Mr. Sinclair's employment is terminated, other than for cause, we will pay him severance in an amount equal to three years' salary.

         On October 16, 2002, Mr. Sinclair reduced his day-to-day involvement, ceased using the title president, and waived salary payments in excess of Can. $84,000 per annum. On April 1, 2003, Mr. Sinclair and the compensation committee of the board of directors agreed to an increase in the reduced salary to Can. $175,000.

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

         The board of directors' has agreed to amend Mr. Worthington's agreement to state that in the event that Mr. Worthington's roles and responsibilities with us are reduced after a change of control, we will pay him severance in an amount equal to two years' salary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides information regarding beneficial ownership of our common stock as of March 4, 2004 by each person known to us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our chief executive officer and two other executive officers; and all of our current directors and executive officers as a group.

Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding
----------------------------------------------------------------------------------------------------------
D. Bruce Sinclair, CEO and director (3)                           5,429,555                  3.63%
Gerry Chastelet, director (4)                                       250,000                  0.17%
John Curry, director (5)                                            220,000                  0.15%
Michael J. Milligan, director (4)                                    50,000                  0.03%
Cameron A. Mingay, director (6)                                     299,000                  0.20%
Dennis Wing, director (4)                                           200,000                  0.14%
Charles Brown, executive vice president (7)                       1,834,963                  1.24%
T. Scott Worthington, vice president and CFO (8)                  2,012,136                  1.36%
                                                               ------------            -----------

All directors and executive officers (8 persons)                 10,295,654                  6.67%
                                                               ------------            -----------

(1) Each director's address and officer's address is c/o WaveRider Communications Inc., 255 Consumers Road, Suite 500, Toronto, Ontario, Canada M2J 1R4.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after March 4, 2004, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 146,459,587 shares of common stock outstanding on March 4, 2004, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act.
(3) Consists of 2,290,611 shares of common stock and 505,611 shares of common stock issuable upon exercise of warrants and 2,633,333 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004.
(4) Consists of shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004. (5) Consists of 20,000 shares of common stock and 200,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004.
(6) Consists of 25,000 shares of common stock and 46,500 shares of common stock issuable upon exercise of warrants and 227,500 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004.
(7) Consists of 75,628 shares of common stock and 126,402 shares of common stock issuable upon exercise of warrants and 1,632,933 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004.
(8) Consists of 75,001 shares of common stock and 126,402 shares of common stock issuable upon exercise of warrants and 1,810,733 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 4, 2004.

Equity Compensation Plan Disclosure

         The following table sets forth certain information as of December 31, 2003, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. Our equity compensation plans include the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan, the Employee Stock Option (2002) Plan and the Employee Stock Purchase (2000) Plan. All of these equity compensation plans have been approved by our stockholders.

                                          Number of securities                               Number of securities
                                           to be issued upon           Weighted-average    remaining available for
                                              exercise of             exercise price of    future issuance under
                                          outstanding options        outstanding options,    equity compensation
                                          warrants and rights        warrants and rights            plans
                                        ----------------------  -------------------------  ------------------------
Plan Category
-------------
Equity Compensation Plans Approved by        11,150,112                    $1.94                 8,210,935 (1)
Security Holders
Equity Compensation Plans Not Approved                -                        -                         -
by Security Holders                     ----------------------  -------------------------  ------------------------

         Total                               11,150,112                    $1.94                 8,210,935 (1)
                                        ======================  =========================  ========================

(1) Our Stock Option Plans authorize the issuance of incentive stock options and nonqualified stock options. The above number includes 772,918 shares of common stock available for future grants under the Stock Option (1997) Plan, 853,650 shares of common stock available for future grants under the 1999 Incentive and Nonqualified Stock Option Plan, 845,657 shares of common stock available for future grants under the Stock Option (2000) Plan, 3,650,000 shares of common stock available for future grants under the Stock Option (2002) Plan, and 2,088,710 shares of common stock reserved for future issuances under the 2000 Employee Stock Purchase Plan.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no transactions or series of transactions, for the fiscal year ended December 31, 2003, to which we were a party, in which the amount exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Exhibits. We have listed the exhibits filed as part of this annual report in the accompanying exhibit index, which follows the signature page to this annual report. The exhibits marked with an asterisk (*) are included with and filed as part of this annual report on Form 10-KSB. The exhibits marked with a double asterisk (**) are management contracts or compensatory plans or arrangements. References to the "Company" below includes Channel i Inc., our previous name under which exhibits may have been filed.

         (b) Reports on Form 8-K. On October 30, 2003, we furnished a current report on Form 8-K, which reported our financial results for our fiscal quarter ended September 30, 2003 under Item 12.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002 and by PricewaterhouseCoopers LLP, our former independent auditors, for professional services rendered during fiscal 2002:

                                                         Wolf & Company, P.C.                  PricewaterhouseCoopers
        Fee Category                          Fiscal 2003 Fees          Fiscal 2002 Fees           Fiscal 2002 Fees

        Audit Fees (1)                       $         140,400          $        104,000          $         146,515
        Audit-Related Fees (2)                          12,510                         -                     32,352
        Tax Fees (3)                                     7,700                         -                     15,000
        All Other Fees (4)                               9,800                         -                         --
                                             -----------------          ----------------          -----------------

        Total Fees                           $         170,410          $        104,000          $         193,867
                                             =================          ================          =================

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.
(2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the board of directors and audit committee.
(3) Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.
(4) All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         At present, our audit committee approves each engagement for audit or non-audit services before we engage Wolf & Company to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

                 CONSOLIDATED FINANCIAL STATEMENTS

                 WaveRider Communications Inc.

                 TORONTO, ONTARIO, CANADA

                 DECEMBER 31, 2003

                 1. REPORT OF INDEPENDENT AUDITORS

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

                 5. CONSOLIDATED STATEMENTS OF CASH FLOWS

                 6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
WaveRider Communications Inc.
Toronto, Ontario, Canada


We have audited the accompanying consolidated balance sheets of WaveRider Communications Inc. as of December 31, 2003 and 2002, and the related consolidated statements of loss, changes in shareholders' equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WaveRider Communications Inc. as of December 31, 2003 and 2002, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.


Boston, Massachusetts, U.S.A.
February 7, 2004

WaveRider Communications Inc.
CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                   -------------     -------------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,843,135     $   1,025,604
    Restricted cash                                                                      232,125                 -
    Accounts receivable, less allowance for doubtful accounts                          1,921,975         1,395,970
    Inventories                                                                          966,433         1,230,048
    Note receivable                                                                       20,698            32,761
    Prepaid expenses and other assets                                                     92,600            75,362
                                                                                   -------------    --------------

                  Current assets                                                       5,076,966         3,759,745


Property, plant and equipment, net                                                       407,489           885,475
                                                                                   -------------    --------------


                                                                                   $   5,484,455    $    4,645,220
                                                                                   =============    ==============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities                                       $   2,329,938    $    2,708,268
    Deferred revenue                                                                     440,190           259,235
    Current portion of obligations under capital lease                                    10,458            12,094
                                                                                   -------------    --------------

                  Current liabilities                                                  2,780,586         2,979,597


Convertible debentures                                                                   772,920                 -
Obligations under capital lease                                                            4,155             6,004
                                                                                   -------------    --------------


                  Total liabilities                                                    3,557,661         2,985,601
                                                                                   -------------    --------------

Commitments and Contingencies (Note 12)

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:

       issued and outstanding Nil shares in 2003 and 16,700 shares in 2002                     -               167
    Common Stock, $0.001 par value per share:
       issued and outstanding - 144,294,087 shares in 2003 and

       116,755,119 shares in 2002                                                        144,294           116,755
    Additional paid-in capital                                                        77,595,518        72,397,489
    Other equity                                                                      12,754,517        12,621,831
    Deferred compensation                                                                      -          (173,260)
    Accumulated other comprehensive loss                                                (305,236)         (102,371)
    Accumulated deficit                                                              (88,262,299)      (83,200,992)
                                                                                   --------------   ---------------

                  Total shareholders' equity                                           1,926,794         1,659,619
                                                                                   -------------    --------------

                                                                                   $   5,484,455    $    4,645,220
                                                                                   =============    ==============

REFER TO ACCOMPANYING NOTES
                                          24

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF LOSS

                                                                                            Years ended December 31
                                                                                        ------------------------------
                                                                                              2003            2002
                                                                                        ---------------   ------------
REVENUE

Product revenue                                                                         $    11,552,992   $  7,382,123
Service revenue                                                                               1,525,563      1,626,792
                                                                                        ---------------   ------------

                                                                                             13,078,555      9,008,915
                                                                                        ---------------   ------------
COST OF REVENUE

Product revenue                                                                               7,406,166      6,383,955
Service revenue                                                                                 492,850        394,839
                                                                                        ---------------   ------------

                                                                                              7,899,016      6,778,794
                                                                                        ---------------   ------------
GROSS MARGIN                                                                                  5,179,539       2,230,121
                                                                                        ---------------   -------------


OPERATING EXPENSES

Selling, general and administration                                                           5,366,858      6,283,533
   Employee stock-based compensation                                                                  -        172,500
Research and development                                                                        996,487      1,494,880
Depreciation and amortization                                                                   510,536        763,845
Bad debt expense                                                                                200,137         99,413
                                                                                        ---------------   ------------

                                                                                              7,074,018       8,814,171
                                                                                        ---------------   ------------
LOSS FROM OPERATIONS                                                                          1,894,479       6,584,050
                                                                                        ---------------   -------------

NON-OPERATING EXPENSES (INCOME)

Write-off of goodwill                                                                         2,755,446      4,069,696
Interest expense                                                                                699,821        331,041
Restructuring charges                                                                                 -        362,588
Foreign exchange gain                                                                          (273,909)       (71,075)
Interest income                                                                                 (14,530)       (26,598)
                                                                                        ---------------   ------------

                                                                                              3,166,828      4,665,652
                                                                                        ---------------   ------------
NET LOSS                                                                                $    (5,061,307)  $(11,249,702)
                                                                                        ===============   ============


BASIC AND DILUTED LOSS PER SHARE                                                        $         (0.04)  $      (0.11)
                                                                                        ===============   ============

Weighted Average Number of Common Shares                                                    130,683,307    105,261,533
                                                                                        ===============   ============


REFER TO ACCOMPANYING NOTES
                                       25


WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

Years ended December 31

                                                                                        Additional
                                          Common Shares           Preferred Shares       Paid-in         Other       Deferred
                                     Number       Par Value     Number   Par Value     Capital         Equity      Compensation
                                  -----------    -------------------------------------------------------------------------------
December 31, 2001                  72,973,681    $ 72,974      29,000      $ 290     $  65,830,352   $13,748,732    $       -

Issuances                          30,498,387      30,498                      -         4,344,514       204,000     (173,260)

Conversions & exercises             7,901,801       7,902     (12,300)      (123)           (7,779)            -

Release of shares from escrow       5,381,250       5,381                                  877,932             -

Options to non-employees                                                                                  21,569

Expiry of extended 1997 options                                                          1,352,470    (1,352,470)

Cumulative translation adjustments

Net loss

Comprehensive net loss


December 31, 2002                 116,755,119   $  116,755     16,700     $  167     $  72,397,489   $12,621,831   $ (173,260)

Issuances                             341,167          341                                  34,904

Conversions & exercises            18,447,802       18,448    (16,700)      (167)          971,662       323,973

Issuance for purchase of Avendo     8,749,999        8,750                               3,403,749       610,427

Expiry of options and warrants                                                             787,714      (801,714)      14,000

Amortization of deferred
  compensation                                                                                                        159,260

Cumulative translation adjustments

Net loss

Comprehensive net loss

December 31, 2003                 144,294,087     $ 144,294         -     $    -     $  77,595,518   $12,754,517     $      -
                                  ===========================================================================================

                                                     Accumulated
                                                       Other
                                                    Comprehensive
                                     Deficit      Income (Loss)             Total
                                  ----------------------------------------------------
December 31, 2001                  (71,951,290)     $  (104,586)        $ 7,596,472

Issuances                                                                 4,405,752

Conversions & exercises                                                           -

Release of shares from escrow                                               883,313

Options to non-employees                                                     21,569

Expiry of extended 1997 options                                                   -
                                                                        -----------
Cumulative translation adjustments                         2,215              2,215

Net loss                           (11,249,702)                         (11,249,702)
                                                                        -----------
Comprehensive net loss                                                  (11,247,487)


December 31, 2002                 $(83,200,992)    $     (102,371)      $ 1,659,619

Issuances                                                                    35,245

Conversions & exercises                                                   1,313,916

Issuance for purchase of Avendo                                           4,022,926

Expiry of options and warrants                                                    -

Amortization of deferred
  compensation                                                              159,260
                                                                        -----------
Cumulative translation adjustments                       (202,865)         (202,865)

Net loss                            (5,061,307)                          (5,061,307)
                                                                        -----------
Comprehensive net loss                                                   (5,264,172)
                                                                        -----------
December 31, 2003                 $(88,262,299)    $      (305,236)      $ 1,926,794
                                  ==================================================

REFER TO ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31
                                                                                          2003             2002
OPERATING

Net loss                                                                             $ (5,061,307)   $  (11,249,702)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           510,536           763,845
  Write-off of goodwill                                                                 2,755,446         4,069,696
  Charges for issuance of options and warrants                                            159,260           763,121
  Non-cash financing expenses                                                             616,031           263,607
  Compensatory shares released from escrow to employee                                         --           172,500
  Bad debt expense                                                                        200,137            99,413
  Unrealized foreign exchange gain                                                       (216,067)          (91,982)
  Loss on disposal of property, plant and equipment                                        13,064            51,858
Net changes in working capital items                                                     (590,903)          186,941
                                                                                     ------------    --------------

                  Net cash used in operating activities                                (1,613,803)       (4,970,703)
                                                                                     ------------    --------------

INVESTING

Acquisition of property, plant and equipment                                              (59,618)          (83,206)
Cash received on acquisition of Avendo Wireless Inc.                                     1,177,420                 -
Proceeds on disposal of property, plant and equipment                                           -            35,120
                                                                                     ------------    --------------

                  Net cash provided by (used in) investing activities                   1,117,802           (48,086)
                                                                                     ------------    ---------------

FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                                         41,174         4,371,532
Proceeds from sale of convertible debentures net of issue fees                          1,416,880                 -
Movement in restricted cash                                                              (232,125)                -
Repayment of promissory notes                                                                   -          (432,500)
Payments on capital lease obligations                                                     (9,542)          (126,101)
                                                                                     -----------     --------------

                  Net cash provided by financing activities                             1,216,387         3,812,931
                                                                                     ------------    --------------

Effect of exchange rate changes on cash                                                    97,145           (13,163)
                                                                                     ------------    --------------

(Decease) increase in cash and cash equivalents                                           817,531        (1,219,021)

Cash and cash equivalents, beginning of year                                            1,025,604         2,244,625
                                                                                     ------------    --------------

Cash and cash equivalents, end of year                                               $  1,843,135    $    1,025,604
                                                                                     ============    ==============



REFER TO ACCOMPANYING NOTES

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries; WaveRider Communications (Australia) Pty Ltd (formerly known as ADE Network Technology Pty Ltd.) ("ADE"), an Australian corporation, WaveRider Communications (USA) Inc., a Nevada corporation, WaveRider Communications (Canada) Inc., a British Columbia company, Avendo Wireless Inc., an Ontario corporation and JetStream Internet Services Inc., a British Columbia company.

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to significant changes in the near term relate to the allowance for losses on receivables, inventory valuation reserves, warranty liabilities and the valuation of long-lived and intangible assets.

Revenue recognition and deferred revenue - The Company complies with Staff Accounting Bulletin (SAB) Nos. 101 and 104, "Revenue Recognition in Financial Statements" and "Revenue Recognition" and related communiques; SAB Nos. 101 and 104 provide guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission (SEC).

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

Revenue from hardware maintenance contracts is recognized ratably over the term of the contract, which is generally one year. Revenue from installation and other services is recognized as earned and the associated costs and expenses are recognized as incurred. In cases in which extended warranty, maintenance or installation services are bundled with the sale of the product, the Company unbundles these components and defers the recognition of revenue for the services at the time the product sales revenue is recognized, based upon the vendor specific evidence of the value of the service element. Revenue from rentals and operating leases is recognized monthly as the fees accrue.

Revenue from Internet service contracts is recognized over the term of the contracts, which do not exceed one year.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

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

Restricted cash -- Restricted cash consists amounts collateralizing the letter of credit described in Note 12.

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

Product Warranty - The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 12 months. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

Changes in the Company's product warranty liability for the year ended December 31, are as follows:

                                                       2003             2002
                                                   ---------------------------
Balance, beginning                                 $   40,345    $     98,155
Warranties issued                                     168,933          78,249
Settlements made in cash or in-kind                   (71,424)        (58,402)
Changes in estimated pre-existing warranties,
including expirations                                 (27,794)        (77,657)
                                                   ---------------------------

Balance, ending                                    $  110,060    $     40,345
                                                   ==========    ============

Property, plant and equipment - Property, plant and equipment are recorded at historic cost The Company uses a straight line basis for depreciation, with useful lives as follows:

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

Realized and unrealized foreign exchange gains included in the statement of operations is $273,909 in 2003 (2002 - $71,075).

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

Stock options - The Company applies SFAS No. 123 "Accounting for Stock-Based Compensation", together with APB No. 25, "Accounting for Stock Issued to Employees" as permitted under SFAS No. 123, in accounting for its stock option plans. Accordingly, the Company uses the intrinsic value method to measure the costs associated with the granting of stock options to employees and this cost is accounted for as compensation expense in the consolidated statements of loss over the option vesting period or upon meeting certain performance criteria. In accordance with SFAS No. 123, the Company discloses the fair values of stock options issued to employees. Stock options issued to outside consultants are valued at their fair value and charged to the consolidated statements of loss in the period in which the services are rendered. Fair values of stock options are determined using the Black-Scholes option-pricing model.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock-based employee compensation:

                                                                         2003                   2002
                                                                         ----                   ----
Net loss, as reported                                             $     (4,876,110)    $     (11,249,702)

Add:        Stock-based employee compensation
            expense included in reported net loss                          159,260                30,740
Deduct:     Stock-based employee compensation
            expense determined under fair value based
            method for all awards                                         (941,486)           (1,680,005)
                                                                  ----------------     -----------------

Pro forma net loss                                                $     (5,658,336)    $     (12,898,967)
                                                                  =================    =================

Basic and diluted loss per share, as reported                     $          (0.04)    $           (0.11)
                                                                  =================    =================
Basic and diluted loss per share, pro forma                       $          (0.04)    $           (0.12)
                                                                  =================    =================

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

Recent Accounting Pronouncements- FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities - FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities - SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity - SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

3. ACQUISITION OF SUBSIDIARY

Effective July 2, 2003, the Company acquired Avendo Wireless Inc. ("Avendo"), a privately-held technology developer located in Mississauga, Ontario, Canada. The Company undertook this acquisition to gain control of Avendo's assets, which include cash, net receivables, in-process wireless technologies and an experienced research and development team to aid in expanding and enhancing WaveRider's non-line-of-sight wireless broadband products.

Avendo designs and develops advanced fixed broadband wireless technology. Avendo's technology, if completed, is targeted to significantly improve spectral efficiency resulting in the ability to operate in non line of sight environments thereby providing the reliability needed to meet the needs of leading equipment vendors and their customers. As of December 31, 2003, the Company has decided not to develop the Avendo technology to the point of commercial viability (see
Note 4).

Under the terms of the acquisition, the Company issued 8,749,999 shares of common stock and 3,000,000 common stock purchase warrants in exchange for all of the issued and outstanding shares of Avendo and all outstanding long term debt. The warrants are exercisable at $0.41 per share for a five year period and include a net share settlement feature. In addition, the Company issued to the employees and advisors to Avendo 863,000 employee stock options, with an exercise price of $0.39 the fair value of the common stock on that date.

The transaction was accounted for as a purchase and is summarized as follows:

Cash on hand                                                     $    1,177,420
Other current assets                                                    245,379
Fixed assets                                                             16,235
Current liabilities                                                     (64,689)
                                                                 --------------

Net assets received                                                   1,374,345
Expenses incurred on acquisition                                       (106,865)
Goodwill                                                              2,755,446
                                                                 --------------

Total consideration received                                     $    4,022,926
                                                                 ==============

Common stock issued on closing                                   $    3,412,500
Warrants issued on closing at fair value                                416,647
Employee stock options issued on closing at fair value                  193,779
                                                                 --------------

Total consideration given                                        $    4,022,926
                                                                 ==============

The cash effect of this transaction is summarized as follows:

Cash acquired on closing                                         $    1,177,420
                                                                 ==============

The pro forma effect of this transaction is summarized as follows:

                                                                            Year ended December 31,
                                                                            2003                 2002
                                                                       ----------------------------------
Pro forma consolidated revenue                                         $  13,078,555    $      9,008,915
                                                                       =================================

Pro forma consolidated net loss                                        $  (5,218,686)   $    (12,383,471)
                                                                       =================================

Pro forma consolidated basic and diluted loss per share                $       (0.04)   $          (0.11)
                                                                       =================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

4.       RESTRUCTURING AND IMPAIRMENT OF ASSETS

Write off of goodwill in 2003 - In conjunction with our year end audit, the Company undertook a complete review of its development plans and resources required to bring the acquired Avendo technology to commercial viability and compared these costs to the expected net present value of the discounted future cash flows. As a result of management's analysis, it was determined that we would not undertake to fully commercialize the product, under current circumstances. As a result, an impairment charge of $2,755,446 was required on the basis that the carrying value of goodwill exceeded its fair value.


Restructuring - In October 2002, in response to the continued decline in the telecommunications sector, the Company completed a restructuring of its operations in an effort to reduce costs. Our restructuring plan resulted in, among other things, the reduction of 10 employees across our operations, the majority of which were terminated by December 31, 2002. As a result of our restructuring plan, in the fourth quarter of 2002, we recorded a restructuring expense of approximately $167,000 related primarily to severance and related costs. We also incurred and paid during 2002 costs of $76,940 to terminate the Calgary lease, $50,900 in other severance costs, $28,454 for moving of fixed assets and corporate records and $39,294 in other termination related costs.

In addition, certain employees agreed to defer a certain portion of their salaries until the second half of 2003. We deferred and expensed $34,400 in 2002, and deferred and expensed an additional $48,600 during the first quarter of 2003, in compensation to senior staff, which we did not pay until the third quarter of 2003.

Write off of goodwill in 2002 -In conjunction with the planned restructuring, in September 2002, the Company undertook a complete revision to the operating plans of WaveRider Communications (Australia) Pty Ltd. (formerly ADE Network Technology Pty Ltd.), our wholly owned subsidiary in Australia, which we view as an independent reporting unit and for WaveRider Communications Inc. In each case, we compared the expected net present value of the discounted future cash flows of the restructured operations to the current net assets of the respective operations after a revision of all key assumptions underlying management's goodwill valuation judgments, including those relating to short and longer-term growth rates and discount factors reflecting increased risks in a declining market. As a result of management's analysis, it was determined that an impairment charge of $4,069,696 was required on the basis that the carrying value of goodwill exceeded its fair value.

5.       ACCOUNTS RECEIVABLE

                                                  2003                  2002
                                           ------------------------------------

Accounts receivable - trade                $    1,925,336     $       1,494,622
Scientific research tax credit receivable         215,966                     -
Other receivables                                  23,739               113,572
Allowance for doubtful accounts                  (243,066)             (212,224)
                                           ------------------------------------

                                           $    1,921,975     $       1,395,970
                                           ====================================


6.       INVENTORIES

                                                  2003                  2002
                                           ------------------------------------

Finished products                          $    1,306,580     $       1,258,620
Raw materials                                      36,330                22,043
Valuation allowance                              (376,477)              (50,615)
                                           -------------------------------------

                                           $      966,433     $       1,230,048
                                           ====================================

7.       NOTE RECEIVABLE


On February 28, 2001, the Company purchased a promissory note from Platinum Communications Corporation ("Platinum") in the amount of approximately $65,601 (Can $100,000). The note is secured by certain assets of Platinum, bears interest at Canadian prime rate plus 2% and is repayable in 20 equal monthly installments commencing March 1, 2002. At December 31, 2003, Platinum was not current on its monthly installment payments but has made all payments required to retire the loan subsequent to year end.


8.       PROPERTY, PLANT AND EQUIPMENT

                                                          Net Book                                        Net Book
                                            Accumulated     Value                         Accumulated       Value
                               Cost        Depreciation     2003              Cost       Depreciation       2002
                          -----------------------------------------------------------------------------------------
Computer software          $   916,902   $    911,576  $     5,326      $    916,902   $    818,555    $     98,347
Computer equipment           1,112,321        977,431      134,890         1,098,653        838,088         260,565
Lab equipment and tools      1,047,150        923,920      123,230         1,010,215        763,674         246,541
Equipment and fixtures         339,071        274,464       64,607           339,994        238,988         101,006
Assets held for lease           84,824         38,171       46,653           171,532         42,185         129,347
Leasehold improvements          83,177         50,394       32,783            70,263         20,594          49,669
                          -----------------------------------------------------------------------------------------

                          $  3,583,445   $  3,175,956  $   407,489      $  3,607,559   $  2,722,084    $    885,475
                          =========================================================================================

Capital leases - computer equipment includes $24,123 (2002 - $73,149) net of accumulated depreciation of $187,407 (2002 - $138,380), Lab Equipment and tools includes $23,622 (2002 - $65,243) net of accumulated depreciation of $326,963 (2002 - $285,342) and Equipment and fixtures includes $725 (2002 - $10,904) net of accumulated depreciation of $15,723 (2002 - $18,347).

The assets held for lease consist of a communication tower and wireless communications equipment which have been leased to a customer on a fixed three-year term. The minimum lease payments receivable under the contracts are $22,900 in 2004.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                     2003              2002
                                              ----------------------------------

Accounts payable                               $    1,415,777      $   1,656,236
Accrued salaries and benefits                         372,072            241,928
Accrued warranty                                      110,060             40,345
Accrued audit and tax                                 100,000            156,787
Accrued severance                                      64,498            166,667
Accrued liability for obsolete
   inventory at third party manufacturers                   -            161,853
Other accrued liabilities                             267,538            284,452
                                              ----------------------------------

                                              $     2,329,938      $   2,708,268
                                              ==================================

10.  CONVERTIBLE DEBENTURES

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

The net proceeds of the transaction have been allocated to the primary financial instruments as follows:

Convertible debentures                           $      1,038,366
Beneficial conversion feature                             322,937
Series R warrants                                         134,459
Deferred financing costs                                  (78,882)
                                                 -----------------

Net cash proceeds                                $      1,416,880
                                                 ================

The proceeds received were first allocated to the convertible promissory note and the warrants based on the relative fair values of the respective instruments. Then the beneficial conversion feature embedded in the convertible debentures was calculated and measured using the intrinsic value of the feature based on the most beneficial conversion available to the investors on the commitment date.

During 2003, convertible debentures in an aggregate nominal value of $500,000 were converted to 2,248,493 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $350,596. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $451,515, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

During 2003, $616,031 in non-cash financing expenses were charged to the statement of loss. These expenses included the accretion of the convertible debentures, the write-off of the original and additional beneficial conversion feature related to the converted debentures and the amortization of deferred financing expenses.

Subsequent to December 31, 2003, convertible debentures with an aggregate nominal value of $500,000 were converted to 2,165,500 shares of common stock. In conjunction with these conversions, the Company recorded non-cash financing expenses of $514,798.

11.      SHAREHOLDERS' EQUITY

A        Authorized share capital

         Preferred shares issuable in series, par value of $0.01 - 5,000,000 shares Common shares, par value of $0.001 - 400,000,000 shares

B        Issued share capital

i) Escrowed shares - As part of an acquisition made in 1997, the Company issued certain shares that were ultimately placed in escrow pending the achievement of certain milestones. During 2002, the final milestones were achieved and all remaining shares were released from escrow. As a result, the Company charged $172,500 and $710,813, being the fair value of the shares, to the 2002 consolidated statement of loss as compensation and selling, general and administration expenses, respectively. In addition, an amount of $21,569, being the fair value of certain performance based non-employee options, was charged to consulting expense, in 2002.

ii) Warrants issued in connection with Convertible promissory notes - On December 8, 2000, the Company issued 2,461,538 Series J and 25,000 Series M common stock purchase warrants in connection with its sale of convertible promissory notes. On December 14, 2001, 1,500,000 of the Series J warrants were returned for cancellation in connection with the Company's shareholders' rights offering. The Series J warrants are exercisable at $2.80 per share, expire December 7, 2005 and have a cashless exercise feature. The Series M warrants are exercisable at $3.05 per share and expire on December 7, 2005

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

iii) Warrants issued in connection with investment banking services - On April 25, 2001, the Company issued 350,000 Series M-1 warrants to the Company's investment bankers for services rendered. The Series M-1 warrants have a term of three years and have an exercise price of $1.63 per share.

iv) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 877,193 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 61,404 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants. The Series D 5% convertible preferred stock has a liquidation preference of $100 per share.

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

         During 2003, 16,700 shares of the Series D 5% convertible preferred stock were converted to 15,781,393 shares of common stock. During 2002, 12,300 shares of the Series D 5% convertible preferred stock were converted to 7,901,801 shares of common stock.

v) Warrants issued in connection with Promissory Notes - On October 19, 2001 and November 5, 2001, the Company issued 1,794,175 and 354,750 Class O common stock purchase warrants, respectively, related to the sale of promissory notes to the Company's senior management team, certain directors and significant accredited shareholders. The Warrants are exercisable at a price of $0.50 for a period of five years, have a cashless exercise feature and, in addition to regular terms and conditions, have a special adjustment clause in the event of a consolidation or reverse split of the Company's common stock.

vi) Shareholders' Rights Offering - On December 14, 2001, the Company issued 10,675,919 common shares and Series P warrants to purchase 10,675,919 common shares, under a Shareholders' rights offering. Of the total, 7,832,439 common shares and warrants each were issued for cash consideration of $3,132,976, less cash expenses of $935,102. In connection with the rights offering, the company issued 208,723 underwriter warrants to the Company's investment bankers with a fair value of $50,459. The Series P warrants were allocated a value of $608,436. The remaining 2,843,480 shares and warrants each were issued as a result of; 1) the return for cancellation of promissory notes, including interest and repayment premium, 2) conversion of convertible promissory notes, including interest, and 3) cancellation of 1,500,000 Series J warrants. This resulting in increased accumulated paid in capital and other equity of $1,647,707 and $188,254 respectively. During 2002, the Company determined that it had over accrued $3,480 of costs and increased additional paid in capital by this amount.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

vii) Sale of Common Stock - During March 2002, the Company issued 30,096,662 shares of common stock for cash consideration of $4,497,000, less costs of $165,734.

C        Warrants

         The Company has several series of warrants outstanding at December 31, 2003 as follows:

                                      Number Outstanding     Weighted Average
                  Exercise Prices                             Remaining Life
                       $0.40              208,723              11 months
                       $0.41            4,019,108              54 months
                       $0.50           10,675,919              11 months
                       $0.50            2,148,925              33 months
                       $1.63              350,000              4 months
                       $1.71              938,597              27 months
                       $2.80              961,538              23 months
                       $3.05               25,000              23 months
                                           ------

                   $0.40 - $3.05       19,327,810
                                       ==========

D        Other Equity

                                                                                2003             2002
                                                                           ------------------------------

       Stock option extension from 1997 plan                               $    9,021,377   $   9,309,048
       Stock options to employees that vested on performance                      768,782         768,782
       Compensatory stock options issued upon acquisition of Avendo               150,443         -
       Stock options issued below market to employees                             157,500         204,000
       Stock options to non-employees                                                   -         127,662
       Beneficial conversion feature on convertible debentures                    222,014               -
       Warrants                                                                 2,434,401       2,212,339
                                                                           ------------------------------
                                                                           $   12,754,517   $  12,621,831
                                                                           ==============================

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

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

During 2003, employees exercised none of the extended options (2002- none). During 2003 options to purchase 43,000 (2002 - 194,375) shares of Common Stock expired unexercised. As a result, the $287,670 (2002 - $1,352,470) fair market value of these options was transferred from other equity to additional paid-in capital.

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

On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company awarded 2,525,000 stock options, exercisable at $0.01 per share, to the Company's staff and certain management. These options vest equally over four quarters and were recorded as compensation options. As such, the intrinsic value on the date of grant of $204,000 was recorded as other equity in shareholders' equity with a corresponding charge to deferred compensation. The deferred compensation charge was amortized in the consolidated statement of loss over the vesting period.

During 2003, options to purchase 175,000 shares of Common Stock expired unexercised. As a result, the $14,000 fair market value of these options was transferred from other equity to additional paid-in capital. In 2003, the Company recorded selling, general and administration expense related to these options of $159,260 (2002 - $30,740).

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

Stock options to employees, directors and consultants are summarized as follows:

                                                                                                         Weighted
                                                                                                          Average
Granted to Employees and Directors                                           Number    Exercisable    Exercise Price
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                              8,979,265     4,123,497        $    3.15

Granted to employees and directors @ $0.01 - $0.16                        4,090,700                            .07
Cancelled on termination                                                 (1,727,392)                          3.07
Exercised                                                                         -                              -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                             11,342,573     6,666,173        $    2.05


Granted to employees and directors @ $0.10 - $0.40                          991,350                           0.35
Cancelled on termination                                                   (765,895)                          2.56
Exercised                                                                  (417,916)                          0.01
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                             11,150,112     9,117,581        $    1.94
==================================================================================================================

                                                                                                         Weighted
                                                                                                          Average
Granted to Consultants                                                       Number    Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                319,335        97,614        $    0.67

Granted to consultants                                                            -                              -
Cancelled                                                                         -                              -
Exercised                                                                         -                              -
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                                319,335       319,335        $    0.67

Granted to consultants                                                            -                              -
Cancelled                                                                  (319,335)                          0.67
Exercised                                                                         -                              -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                      -             -                -
==================================================================================================================

                       Number           Weighted Average                               Number         Weighted Average
                   Outstanding at       Exercise Price of     Weighted Average     Exercisable at      Exercise Price
   Range of         December 31,           Outstanding         Remaining Life       December 31,       of Exercisable
   Exercise             2003                 Options              (months)              2003              Options
    Prices
-----------------------------------------------------------------------------------------------------------------------
 $0.01              1,943,750             $  0.01                  106             1,943,750            $ 0.01
$0.10 - $0.16       1,015,667                0.16                   97               411,666              0.16
$0.21 - $0.32         261,800                0.26                  117               250,000              0.26
$0.39 - $0.56       2,874,050                0.47                   92             2,196,500              0.49
$0.91 - $1.34         951,060                1.09                   75               913,380              1.08
$1.37 - $2.03       2,211,560                1.95                   68             2,160,060              1.95
$2.09 - $9.44       1,892,225                7.77                   73             1,242,225              7.11
-----------------------------------------------------------------------------------------------------------------------

$0.01 - $9.44      11,150,112                1.94                   86             9,117,581              1.67
==============================================================================================================

The weighted average exercise price for the exercisable options for 2002 was $2.26.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

Fixed Option Awards -


For disclosure purposes, the fair value of each stock option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2003: nil annual dividends (2002 - nil), expected volatility of 90% (2002 - 90%), risk-free interest of 4.50% (2002 - 4.50%) and expected life of five years (2002 - five years). The Company estimates that approximately 20% of options will expire prior to exercise. The weighted average fair value of the stock options granted in 2003 was $0.20 (2002 - $0.07).


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

F         Employee Stock Purchase (2000) Plan

During 2000, the Company authorized a new employee stock purchase plan for a total of 3,000,000 common shares that may be purchased by employees at 85% of the lower of the closing price of the Company's common stock at the beginning or ending date of each plan period. In 2003, the Company sold 341,167 shares of common stock for cash proceeds of $35,245. In 2002, the Company sold 401,725 shares of common stock for cash proceeds of $40,266.

12.      COMMITMENTS AND CONTINGENCIES

Obligation under Capital Lease

                                                           2003
                                                     ---------------
Gross lease commitments:
2004                                                 $        11,482
2005                                                           3,299
2006                                                           2,199
                                                     ---------------
                                                              16,980

Less: Imputed interest                                         2,367
                                                     ---------------

                                                              14,613
Less: Current portion                                         10,458
                                                     ---------------

Long-term obligation under capital leases            $         4,155
                                                     ===============

Operating Leases
2004                                                 $       433,773
2005                                                         386,136
2006                                                         357,910
2007                                                         351,727
2008                                                         350,671
Thereafter                                                   141,273
                                                     ---------------
                                                     $     2,021,490
                                                     ===============

The Company rents office space with remaining terms of up to six years. The Company incurred rental expenses in 2003 of $381,247 (2002 - $529,141).

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

Contract Manufacturers

The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. These obligations amount to approximately $2,037,490. Total purchases from contract manufacturers were $5,454,789 in 2003 (2002 - $4,607,941). Management believes that, should it be necessary, they could find alternative contract manufacturers without significant disruption to the business.


Non-cancelable, Non-returnable Purchase Commitments

The Company has ordered certain components from a product supplier on a non-cancelable non-refundable basis for delivery throughout 2004. A letter of credit has been issued to this supplier in the amount of $232,125 at December 31, 2003. The letter of credit secures the Company's payment obligation under the purchase agreement and expires in August 2004. The Company has pledged cash to the bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.


Employment Agreements

The Company has entered into employment agreements with certain key employees. These agreements include provisions relating to salaries and bonuses, severance payments and non-competition among others.

Litigation

As of December 31, 2003, there are no litigation matters outstanding against the Company.

13.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                                     2003              2002
                                                                              --------------------------------
Net changes in working capital items relating to operations
    Accounts receivable                                                       $    (431,645)     $    (505,794)
    Note receivable                                                                  12,063                  -
    Prepaid expenses and other assets                                                45,102            263,436
    Inventories                                                                     501,591            232,674
    Accounts payable and accrued liabilities                                       (891,984)           308,768
    Consideration payable on business combination                                         -           (105,256)
    Deferred revenue                                                                173,970             (6,887)
                                                                              --------------------------------

                                                                              $    (590,903)     $     186,941
                                                                              ================================

Cash paid during the year for:
   Interest                                                                   $        3,824     $      29,253

Non-cash investing and financing activities
   Stock released from escrow                                                 $            -     $     883,313
   Capital lease additions                                                             7,764                 -
   Disposal of capital lease                                                           5,779            30,987

14.      RELATED PARTY TRANSACTIONS

During 2003, a total of $40,125 (2002 -$30,044) was paid or payable to directors and officers or to companies related to them for their management and administrative services.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

15.      NON-CASH INTEREST EXPENSES

                                                                                    2003                2002
                                                                              --------------------------------
Accretion of promissory notes                                                 $            -     $     263,607
Accretion of interest on convertible debentures                                      616,031                 -
Amortization of deferred financing expense                                                 -                 -
                                                                              --------------------------------

Non-cash interest expenses                                                    $      616,031     $     263,607
                                                                              ================================

16.      INCOME TAXES

Net loss (gain) before income tax expense for each year is summarized as follows:

                                                                                     2003              2002
                                                                              --------------------------------
United States                                                                 $     5,281,850   $    6,738,920
Canada                                                                                (46,392)       3,218,266
Australia                                                                            (174,151)      1,292,516
                                                                              --------------------------------

Net loss before income taxes                                                  $     5,061,307   $   11,249,702
                                                                              ================================

US statutory rate at 35%                                                      $     1,771,000   $    3,937,000
Amounts permanently not deductible for income tax purposes                         (1,025,000)      (1,656,000)
Foreign income tax rate differential                                                   (5,000)         271,000
Net operating loss and temporary differences for which
no benefit was recognized                                                            (741,000)      (2,552,000)
                                                                              ---------------------------------

Deferred income tax recovery                                                  $             -   $            -
                                                                              ================================

Deferred income tax assets/(liabilities) consist of the following:

                                                                                     2003              2002
                                                                              --------------------------------
Net operating loss carry forwards                                             $    17,779,000    $  17,103,000
Property, plant and equipment                                                         165,000          133,000
Other                                                                                  15,000           13,000
                                                                              --------------------------------

Net deferred income tax assets                                                     17,959,000       17,249,000
Valuation allowance                                                               (17,959,000)     (17,249,000)
                                                                              --------------------------------

                                                                              $             -    $           -
                                                                              ================================

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred income tax assets that a full valuation allowance has been provided. The deferred income tax valuation allowance increased in 2003 by $710,000 (2002 - $2,478,000).

As of December 31, 2003, the Company had available net operating loss carry forwards for United States, Canadian and Australian purposes of approximately $32,961,000, $20,623,000 and $968,000, respectively. The United States net operating loss carry forwards begin to expire in 2008, the Canadian net operating loss carry forwards begin to expire in 2004 and the Australian net operating losses begin to expire in 2020. The net operating losses are subject to certain Canadian and United States restrictions that may apply on any change in the control of the Company and which could adversely affect the amounts and benefits to be derived therefrom.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years ended December 31, 2003 and 2002

17.      LOSS PER SHARE

The warrants, which could result in the issue of 19,327,810 additional shares of common stock (Note 11C) and the options, which could result in the issue of 11,150,112 additional shares of common stock (Note 11E) have not been included in the loss per share calculation as they are anti-dilutive.

                                                                    Year ended December 31, 2003
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)         Amount
Basic and diluted loss per share
  Loss attributable to common shareholders                $  5,061,307         130,683,307         $0.04
                                                          ==============================================

                                                                 Year ended December 31, 2002
                                                               Loss             Shares           Per Share
                                                           (Numerator)       (Denominator)         Amount
Basic and diluted loss per share
  Loss attributable to common shareholders                $11,249,702          105,261,533         $0.11
                                                          ==============================================

18.     SEGMENTED INFORMATION

INDUSTRY SEGMENTS

The Company operates in one industry segment: wireless data communications products.

GEOGRAPHIC SEGMENTS

The Company operated in the following geographic segments;

                                                    Year Ended December 31,
Revenue by region                                     2003              2002
                                                -------------------------------
United States                                   $   8,868,019      $  5,196,196
Australia                                           2,114,437         2,067,790
Canada                                              1,508,029           690,325
Rest of world                                         588,070         1,054,604
                                                -------------------------------


                                                $  13,078,555      $  9,008,915
                                                ===============================

                                               Year ended December 31, 2003
                                     Canada            Australia           Total

Property, plant and equipment   $      308,163       $      99,326      $    407,489
                                ====================================================

                                               Year ended December 31, 2002
                                    Canada             Australia            Total

Property, plant and equipment   $      790,009       $      95,466      $    885,475
                                ====================================================


19.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.

                                  SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 4, 2004      WAVERIDER COMMUNICATIONS INC.



                           By: /s/ D. Bruce Sinclair
                               --------------------------------------------
                               D. Bruce Sinclair, President, Chief Executive Officer and Director


                                POWER OF ATTORNEY

    KNOW ALL BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints D. Bruce Sinclair and T. Scott Worthington, and each of them, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing which they, or any of them, may deem necessary or advisable to be done in connection with this annual report on Form 10-KSB, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or any substitute or substitutes for any or all of them, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         Name                               Title                      Date


/s/ D. Bruce Sinclair               Chief Executive Officer       March 4, 2004
---------------------
D. Bruce Sinclair and Director


/s/ T. Scott Worthington            Chief Financial Officer       March 4, 2004
------------------------
T. Scott Worthington


/s/ Gerry Chastelet                 Director                      March 4, 2004
-------------------
Gerry Chastelet


/s/ John Curry                      Director                      March 4, 2004
--------------
John Curry


/s/ Michael J. Milligan             Director                      March 4, 2004
-----------------------
Michael J. Milligan


/s/ Cameron A. Mingay               Director                      March 4, 2004
---------------------
Cameron A. Mingay


/s/ Dennis R. Wing                  Director                      March 4, 2004
------------------
Dennis R. Wing

Exhibit No.       Description.

3.1 Articles of Incorporation, incorporated by reference to Exhibit 3.1 to a registration statement on Form S-18, File no. 33-25889-LA.
3.2 Bylaws, incorporated by reference to Exhibit 3.2 to the annual report on Form 10-KSB for the year ended December 31, 1996 filed with the SEC on May 6, 1997.
3.3 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.3 to the quarterly report on Form 10-QSB for the quarter ended September 30, 1994.
3.4 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 2(d) to the registration statement on Form 8-A, File No. 0-25680.
3.5 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 2(e) to a registration statement on Form 8-A, File No. 0-25680.
3.6 Certificate of Amendment to the Articles of Incorporation designating the Series A Voting Convertible Preferred Stock, incorporated by reference to Exhibit 3.6 to Form 10-KSB for the year ended December 31, 1996 filed with the SEC on May 6, 1997.
3.7 Certificate of Amendment to the Articles of Incorporation designating the Series B Voting Convertible Preferred Stock, incorporated by reference to Exhibit 3.8 to Form 10-KSB for the year ended December 31, 1997 filed with the SEC on April 15, 1998.
3.8 Certificate of Amendment to the Memorandum, incorporated by reference to Exhibit 3.7 to Form 10-KSB for the year ended December 31, 1997 filed with the SEC on April 15, 1998.
3.9 Certificate of Amendment to the Certificate of Designation of the Series B Voting Convertible Preferred Stock, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on May 4, 1998.
3.10 Certificate of Amendment to the Articles of Incorporation designating the Series C Voting 8% Convertible Preferred Stock, incorporated by reference to Exhibit 4 to Form 8-K filed with the SEC on June 18, 1998.
3.11 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Appendix D on Form 14A filed with the SEC on May 25, 2000.
3.12 Certificate of Designation of Series D 5% Convertible Preferred Stock, incorporated by reference to Exhibit 10.5 to Form 8-K filed with the SEC on June 18, 2001.
3.13 Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.13 to Form 10-K for the year ended December 31, 2002 filed with the SEC on March 31, 2003.
10.1     **Employee Stock Option (1997) Plan, incorporated by reference to
         Exhibit 99 to a Registration Statement on Form S-8 filed with the SEC on August 29, 1997.
10.2 **Employment agreement between Bruce Sinclair and WaveRider, dated November 18, 1997, incorporated by reference to Exhibit 10.10 to an Annual Report on Form 10-KSB for the year ended December 31, 1997, filed with the SEC on April 15, 1998.
10.3 **Amendment to the Employee Stock Option (1997) Plan incorporated by reference to Exhibit 4.11 to a Registration Statement on Form S-8, filed with the SEC on May 13, 1998.
10.4 ** 1999 Incentive and Nonqualified Stock Option Plan incorporated by reference to Appendix A on Form 14A filed with the SEC on April 29, 1999.
10.5 **Employee Stock Option (2000) Plan, incorporated by reference to Appendix B on Form 14A filed with the SEC on May 25, 2000.
10.6 **Employee Stock Purchase (2000) Plan, incorporated by reference to Appendix C on Form 14A filed with the SEC on May 25, 2000.
10.7 **Employment agreement between T. Scott Worthington and WaveRider dated January 5, 1998, incorporated by reference to Exhibit 10.19 to an Annual Report on Form 10-K/A filed with the SEC on June 29, 2001.
10.8 **Employment agreement between Charles W. Brown and WaveRider dated February 16, 1998, incorporated by reference to Exhibit 10.20 to an Annual Report on Form 10-K/A filed with the SEC on June 29, 2001.
10.9 **Employment agreement between James H. Chinnick and WaveRider dated January 4, 1999, incorporated by reference to Exhibit 10.21 to an Annual Report on Form 10-K/A filed with the SEC on June 29, 2001. [
10.10 Class J Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on December 14, 2000.

10.11 Class M Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 4.9 to a Registration Statement on Form S-3 filed with the SEC on December 28, 2000.
10.12 Class N Common Stock Purchase Warrant dated June 4, 2001, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.
10.13    Class O Common Stock Purchase Warrant, incorporated by reference to
         Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.
10.14 Form of Common Stock Purchase Warrant dated October 2001, incorporated by reference to Exhibit 99.6 to a Current Report on Form 8-K filed with the SEC on October 26, 2001.
10.15 Warrant Agent Agreement between Corporate Stock Transfer, Inc. and WaveRider dated October 17, 2001, incorporated by reference to Exhibit
         4.4 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.16    Form of Common Stock Purchase Warrant, incorporated by reference to
         Exhibit 4.5 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.17 Form of Unit Purchase Warrant, incorporated by reference to Exhibit 4.6 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.18 **Employee Stock Option (2002) Plan incorporated by reference to Appendix A on Form 14A filed with the SEC on May 24, 2002.
10.19 Exchange Agreement between WaveRider and Avendo Wireless Inc., dated June 27, 2003, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed with the SEC on July 14, 2003.
10.20 Form of Series Q Common Stock Purchase Warrant dated July 2, 2003, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K field with the SEC on July 14, 2003.
10.21 Securities Purchase Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 99.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.22 Form of Convertible Debenture between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.23 Registration Rights Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 99.3 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.24 Form of Series R Common Stock Purchase Warrant dated July 14, 2003, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
21       *Subsidiaries
23.1     * Consent of Wolf & Company, P.C., independent accountants
24.1     * Power of Attorney (included on the signature page)
31.1 * Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 * Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 * Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.