Form 10QSB
period 2004-03-31
WAVERIDER COMMUNICATIONS INC
filed 2004-05-04
CIK 844053

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         Commission file number 0-25680

                          WAVERIDER COMMUNICATIONS INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    33-0264030
   (State or other jurisdiction of          (IRS Employer Identification Number)
    incorporation or organization)


                 255 Consumers Road, Suite 500, Toronto, Ontario M2J 1R (Address of principal executive offices and Zip (Postal) Code)

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

April 28, 2004:   146,662,502 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB

                       For the Period Ended March 31, 2004

                                      INDEX

                                                                            Page

PART I.       FINANCIAL INFORMATION                                            3


Item 1.       Financial Statements                                           3-9

              Consolidated Balance Sheets                                      3

              Consolidated Statements of Loss, Deficit and Comprehensive Loss  4

              Consolidated Statements of Cash Flows                            5

              Notes to Consolidated Financial Statements                     6-9

Item 2.       Management's Discussion and Analysis

                  or Plan of Operation                                     10-13

Item 3.       Controls and Procedures                                         14

PART II       OTHER INFORMATION                                               14

Item 5.       Other Information                                               14

Item 6.       Reports on Form 8-K                                             14

              Signatures                                                      14

              Certifications                                               15-17



                         PART I. FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS

                                (in U.S. dollars)

                                                                               March 31,     December 31,
                                                                                 2004           2003
                                                                             (Unaudited)     (Audited)
                                                                            ------------    ------------
ASSETS

Current assets:

    Cash and cash equivalents ...........................................   $    959,269    $  1,843,135
    Restricted cash .....................................................        228,780         232,125
    Accounts receivable, less allowance for doubtful accounts ...........      1,189,652       1,921,975
    Inventories .........................................................      1,288,852         966,433
    Note receivable .....................................................              -          20,698
    Prepaid expenses and other assets ...................................        177,978          92,600
                                                                            ------------    ------------

                  Current assets ........................................      3,844,531       5,076,966

Property, plant and equipment, net ......................................        408,868         407,489
                                                                            ------------    ------------

                                                                            $  4,253,399    $  5,484,455
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities ............................   $  2,243,030    $  2,329,938
    Deferred revenue ....................................................        400,850         440,190
    Current portion of obligation under capital lease ...................          2,491          10,458
                                                                            ------------    ------------

                  Current liabilities ...................................      2,646,371       2,780,586

Convertible debentures ..................................................        439,218         772,920
Obligation under capital lease ..........................................          3,528           4,155
                                                                            ------------    ------------

                  Total liabilities .....................................      3,089,117       3,557,661
                                                                            ------------    ------------

Commitments and Contingencies (Note 8)

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:

       issued and outstanding Nil shares at March 31, 2004 and Nil shares
       at December 31, 2003 .............................................              -               -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 146,612,502 shares at March 31, 2004
       144,294,087 shares at December 31, 2003 ..........................        146,613         144,294
    Additional paid-in capital ..........................................     78,527,334      77,595,518
    Other equity ........................................................     12,642,599      12,754,517
    Accumulated other comprehensive loss ................................       (311,415)       (305,236)
    Accumulated deficit .................................................    (89,840,849)    (88,262,299)
                                                                            ------------    ------------

                  Total shareholders' equity ............................      1,164,282       1,926,794
                                                                            ------------    ------------

                                                                            $  4,253,399    $  5,484,455
                                                                            ============    ============


See accompanying notes to financial statements

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS

                                (in U.S. dollars)

                                               Quarter ended March 31
                                                 2004            2003
                                           -------------    -------------
                                             (Unaudited)       (Unaudited)
REVENUE

Product revenue ........................   $   1,896,527    $   2,873,546
Service revenue ........................         409,694          304,816
                                           -------------    -------------

                                               2,306,221        3,178,362
                                           -------------    -------------

COST OF REVENUE

Product revenue ........................       1,338,105        1,884,484
Service revenue ........................         144,765          118,803
                                           -------------    -------------

                                               1,482,870        2,003,287
                                           -------------    -------------

GROSS MARGIN ...........................         823,351        1,175,075
                                           -------------    -------------

EXPENSES

Selling, general and administration ....       1,272,630        1,186,569
Research and development ...............         489,044          156,602
Depreciation and amortization ..........          95,230          147,755
Bad debt expense .......................           1,740                -
                                           -------------    -------------

                                               1,858,644        1,490,926
                                           -------------    -------------

LOSS FROM OPERATIONS ...................      (1,035,293)        (315,851)
                                           -------------    -------------

NON-OPERATING EXPENSES (INCOME)

Interest expense .......................         517,058           15,279
Foreign exchange loss (gain) ...........          28,296          (70,823)
Interest income ........................          (2,097)          (1,814)
                                           -------------    -------------

                                                 543,257          (57,358)
                                           -------------    -------------

NET LOSS ...............................   $  (1,578,550)   $    (258,493)
                                           =============    =============

BASIC AND DILUTED LOSS PER SHARE .......   $      (0.011)   $      (0.002)
                                           =============    =============

Weighted Average Number of Common Shares     145,999,289      116,694,303
                                           =============    =============

OPENING DEFICIT ........................   $ (88,262,299)   $ (83,200,992)

NET LOSS FOR THE PERIOD ................      (1,578,550)        (258,493)
                                           -------------    -------------

CLOSING DEFICIT ........................   $ (89,840,849)   $ (83,459,485)
                                           =============    =============


NET LOSS FOR THE PERIOD ................   $  (1,578,550)   $    (258,493)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment ..          (6,179)         (49,235)
                                           -------------    -------------

COMPREHENSIVE LOSS .....................   $  (1,584,729)   $    (307,728)
                                           =============    =============





See accompanying notes to financial statements.




                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in U.S. dollars)

                                                              Quarter ended March 31
                                                               2004          2003
                                                           --------------------------
                                                           (Unaudited)    (Unaudited)
                                                           -----------    -----------
OPERATIONS

Net loss ...............................................   $(1,578,550)   $  (258,493)
Items not involving cash
    Depreciation and amortization ......................        95,230        147,755
    Compensatory shares released from escrow to employee          --           48,999
    Unrealized foreign exchange (gain) loss ............        13,068        (45,868)
    Non-cash financing charges .........................       507,105           --
    Gain on disposal of fixed assets ...................        (6,246)          --
    Bad debt expense ...................................         1,740           --
Net changes in working capital items ...................       171,745         58,632
                                                           -----------    -----------

    Net cash used in operating activities ..............      (795,908)       (48,975)
                                                           -----------    -----------

INVESTING

Acquisition of property, plant and equipment ...........       (89,791)        (1,485)
                                                           -----------    -----------

    Net cash used in investing activities ..............       (89,791)        (1,485)
                                                           -----------    -----------

FINANCING

Proceeds from sale of shares net of issuance fees ......         3,987            375
Proceeds from note receivable ..........................        20,698           --
Payments on capital lease obligations ..................        (8,677)          (614)
                                                           -----------    -----------

    Net cash provided by (used in) financing activities         16,008           (239)
                                                           -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................       (14,175)       (11,120)
                                                           -----------    -----------

Increase (decrease) in cash and cash equivalents .......      (883,866)       (61,819)

Cash and cash equivalents, beginning of period .........     1,843,135      1,025,604
                                                           -----------    -----------

Cash and cash equivalents, end of period ...............   $   959,269    $   963,785
                                                           ===========    ===========


Supplementary disclosures of cash flow information:

Cash paid during the period for:

   Interest ............................................   $     1,023    $       660




See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           March 31, 2004 (unaudited) and December 31, 2003 (audited)

1.       BASIS OF PRESENTATION

         The financial statements for the three months ended March 31, 2004 and 2003 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2004, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003.

2.       NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method) and preferred stock. For all periods presented, options, warrants and preferred stock were anti-dilutive and excluded from the net loss per share computation. As a result, diluted loss per share is the same as basic loss per share.

3.       ACQUISITION OF SUBSIDIARY

         Effective July 2, 2003, the Company acquired Avendo Wireless Inc. ("Avendo"), a privately-held technology developer located in Mississauga, Ontario, Canada.

         The pro forma effect of this transaction to reflect the acquisition as having occurred on January 1, 2003, for the period ended March 31, 2003, is summarized as follows:

         Pro forma consolidated revenue           $      3,178,362
                                                  ================

         Pro forma consolidated net loss          $       (582,877)
                                                  ================

         Pro forma consolidated basic and
            diluted loss per share                $         (0.005)
                                                  ================


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:


                                                                                            Period ended March 31,
                                                                                             2004           2003
                                                                                         -----------    -----------
                                                                                          (Unaudited)   (Unaudited)
                                                                                         -----------    -----------
         Net loss, as reported .......................................................   $(1,578,550)   $  (258,493)

         Add:  Stock-based employee compensation

         expense included in reported net loss .......................................             -         48,999
         Deduct: Total stock based employee compensation
         expense determined under fair value based method for all awards .............      (106,337)      (377,582)
                                                                                         -----------    -----------

         Pro forma net loss ..........................................................   $(1,684,887)   $  (587,076)
                                                                                         ===========    ===========

         Basic and diluted loss per share, as reported ...............................   $    (0.011)   $    (0.002)
                                                                                         ===========    ===========
         Basic and diluted loss per share, pro forma .................................   $    (0.012)   $    (0.005)
                                                                                         ===========    ===========

5   ACCOUNTS RECEIVABLE

                                                                                              March        December
                                                                                             31, 2004      31, 2003
                                                                                         -----------    -----------
                                                                                            (Unaudited)   (Audited)
         Accounts receivable - trade .................................................   $ 1,323,152    $ 1,925,336
         Scientific research tax credit receivable ...................................        45,219        215,966
         Other receivables ...........................................................        10,790         23,739
         Allowance for doubtful accounts .............................................      (189,509)      (243,066)
                                                                                         -----------    -----------


                                                                                         $ 1,189,652    $ 1,921,975
                                                                                         ===========    ===========

6.  INVENTORIES
                                                                                             March        December
                                                                                           31, 2004       31, 2003
                                                                                        -----------    -----------
                                                                                         (Unaudited)     (Audited)

         Finished products ...........................................................  $ 1,665,712    $ 1,306,580
         Raw materials ...............................................................       26,690         36,330
         Valuation allowance .........................................................     (403,550)      (376,477)
                                                                                        -----------    -----------


                                                                                        $ 1,288,852    $   966,433
                                                                                        ===========    ===========

7.       CONVERTIBLE DEBENTURES

         During the quarter ended March 31, 2004, convertible debentures in an aggregate nominal value of $500,000 were converted to 2,165,500 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $318,229. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $419,147, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the quarter, $507,105 in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.

8.       SHAREHOLDERS' EQUITY

         Exercise of Options - During the first quarter of 2004, employees exercised options to purchase 153,824 shares of common stock for cash considerations of $3,987.

9.       COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 6,250,000, 3,000,000, 6,000,000 and 6,000,000 shares, respectively.
         Through March 31, 2004, the Company had awarded 5,477,082 options under the Employee Stock Option (1997) Plan, 2,127,350 options under the 1999 Incentive and Nonqualified Stock Option Plan, 4,878,500 options under the Employee Stock Option (2000) Plan and 2,350,000 options under the Employee Stock Option (2002) Plan.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 3,000,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the first quarter of 2004, 911,290 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

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

         Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. At March 31, 2004, the Company had entered into a development contract with one of its contractors, in the amount of $467,000, of which $115,000 was expensed in the quarter ended March 31, 2004. The contract calls for the payment of progress payments against specific milestones over the course of the contract.

         Non-cancelable, Non-returnable Purchase Commitments

         The Company has ordered certain components from a product supplier on a non-cancelable non-refundable basis for delivery throughout 2004. A letter of credit has been issued to this supplier in the amount of $228,780 at March 31, 2004. The letter of credit secures the Company's payment obligation under the purchase agreement and expires in August 2004. The Company has pledged cash to the bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.

         Litigation

         As at March 31, 2004, there are no litigation matters outstanding against the Company.

10.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                      Three months ended March 31,
         Revenue by region               2004               2003
                                    -------------------------------
                                     (Unaudited)        (Unaudited)

         United States              $   1,157,115      $  2,337,003
         Australia                        727,455           548,225
         Canada                           209,399           129,142
         Rest of world                    212,252           163,992
                                    -------------------------------

                                    $   2,306,221      $  3,178,362
                                    ===============================



                                             Three months ended March 31, 2004
                                                        (Unaudited)
                                              Canada      Australia       Total
                                            ------------------------------------
         Property, plant and equipment      $ 306,033    $ 102,835     $ 408,868
                                            ====================================



                                             Three months ended March 31, 2004
                                                        (audited)
                                              Canada      Australia       Total
                                            ------------------------------------
          Property, plant and equipment     $ 308,163    $  99,326     $ 407,489
                                            ====================================



11.      SUBSEQUENT EVENTS

         On April 23, 2004, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $2,125,000 to Crescent International Ltd. and Palisades Master Fund and received cash proceeds of $2,000,000, before cash fees of $110,000. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series S warrants to purchase 2,687,152 shares of common stock at a price of $0.2076 per share with a term of five years. Based upon the relative fair value of the underlying instruments, $1,710,988 of the total proceeds, net of costs, was allocated to convertible debentures and $179,012 was allocated to the Series S warrants.

         The convertible debentures are initially convertible into shares of common stock at $0.2175. If, after September 23, 2004, the price of the Company's common stock is less than $0.261, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 93% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series S warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company has determined that there is a beneficial conversion feature equal to $474,377. This amount has been recorded as additional paid in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

         In conjunction with this financing, certain anti-dilution provisions in the Company's convertible debentures, issued July 14, 2003, and Series R warrants were triggered. As a result, the set conversion price of the convertible debentures was reset from $0.4318 to $0.2175 and the exercise price of the Series R warrants was reset from $0.4121 to $0.2076. The reset of the July 14, 2003 convertible debenture resulted in an increase in the beneficial conversion feature in the amount of $444,283. This amount has been recorded as additional paid in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the remaining debt term. The reset of the exercise price of the warrant resulted in an increase in the fair value of the warrant, in the amount of $20,454.

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended March 31, 2004.

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

Market Environment and Strategic Direction

     Over the past four years, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers and a lack of venture capital for new entrants. Reasons for this market deterioration include the economic slowdown in the technology sector, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been significantly adversely affected.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                              Three months ended March 31,
                              ----------------------------
                               2004       2003    % Change
                              ------    ------    --------
North America .............   $1,366    $2,466     (44.6%)
Non-North America .........      940       712      32.0%
                              ------    ------    -------

Total revenues ............   $2,306    $3,178     (27.4%)
                              ======    ======    =======

Percentage of total revenue

North America .............               59.2%     77.6%
Non-North America .........               40.8%     22.4%

     Total revenue declined 27.4% in Q1 2004 compared to Q1 2003. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have declined due to the significant reduction in average selling prices of our EUM and due to our two largest resellers reducing their inventory positions to improve inventory turns. In addition, it is our view that new installations have been hampered by severe weather in our prime markets, which make tower installations difficult, and confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and other competitive offerings.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. The relative strength of the Australian dollar versus the U.S. dollar was the main contributor to the increase in Australian dollar denominated revenues.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but expects that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                Three months ended March 31,
                                ---------------------------
                                  2004            2003
                                -------         -------
     Gross margin                 $823          $ 1,175
     Gross margin rate            35.7%            37.0%

     Gross margins in Q1 2004 decreased to 35.7% compared to 37.0% of revenue in Q1 2003 and, in conjunction with the decrease in quarterly revenue, total gross margin dollars decreased 30.0% compared to Q1 2003.

     The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. It expects that future cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses increased to $1,272,630 from $1,186,569 in Q1 2003. The company pays most of its operating expenses in either Canadian or Australian dollars. The decline in exchange rate for U.S. dollars versus the Canadian and Australian dollars, in Q1 2004 compared to Q1 2003, resulted in the increase in reported expenses.

Research and Development expenses

     Research and development expenses increased to $489,044 in Q1 2004 from $156,602 in Q1 2003. The increase was mainly due to the acquisition of Avendo Wireless by the Company in July 2003, initiation of new development programs surrounding next generation modems, based on 802.16 and Wi-MAX standards and foreign exchange fluctuations.

     It is the company's view that products based on the Wi-MAX standard will not be generally available until late in 2005 or early 2006. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $95,230 compared to $147,755 in Q1 2003. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2004.

Interest expense

     Interest expense amounted to $517,058 for the three months ended March 31, 2004 compared to $15,279 for the three months ended March 31, 2003. Included in interest expense for the three months ended March 31, 2004 is $507,105 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003. With the issuance of the convertible debentures in April 2004, which are due on July 2006, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended March 31, 2004 in the amount of $28,296 compared to a gain of $70,823 for the three months ended March 31, 2003. The loss in the first quarter of 2004 is due to a recent strengthening of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of significant declines.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations for the most part through equity and convertible debenture financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVC" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity and convertible debenture financing to pursue its business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products and the operations of the Company.

     Subsequent to the end of the first quarter, the Company issued convertible debentures, in the aggregate principal amount of $2,125,000, for cash proceeds of $2,000,000, less cash fees of $110,000.

     Based on the Company's current plans and projections, Management believes that the Company has the funds to meet its current and future financial commitments.

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

                                     ITEM 3.

Controls and Procedures

     Disclosure controls and procedures are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of the end of the period covered by this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

     During the three months ended March 31, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 5.  Other Information

         Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

         March 8, 2004    Press release dated March 8, 2004 entitled, "WaveRider
                          reports 45% year-on-year sales growth for 2003"

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                        WaveRider Communications Inc.

Date: May 4, 2004                       /s/ D. Bruce Sinclair
                                        ---------------------
                                        D. Bruce Sinclair
                                        Chief Executive Officer

                                        /s/ T. Scott Worthington
                                        ---------------------
                                        T. Scott
                                        Worthington Chief
                                        Financial Officer.