Form 10QSB
period 2004-06-30
WAVERIDER COMMUNICATIONS INC
filed 2004-07-29
CIK 844053

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

July 28, 2004:    15,044,788 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB

                       For the Period Ended June 30, 2004

                                      INDEX

                                                                            Page

PART I.       FINANCIAL INFORMATION........................................    3


Item 1.       Financial Statements......................................... 3-10

              Consolidated Balance Sheets..................................    3

              Consolidated Statements of Loss, Deficit and Comprehensive Loss  4

              Consolidated Statements of Cash Flows.......................     5

              Notes to Consolidated Financial Statements..................  6-10

Item 2.       Management's Discussion and Analysis

                  or Plan of Operation.................................... 11-16

Item 3.       Controls and Procedures.....................................    16

PART II       OTHER INFORMATION...........................................    17

Item 5.       Other Information...........................................    17

Item 6.       Reports on Form 8-K.........................................    17

              Signatures..................................................    17

              Certifications.............................................. 18-20

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.



                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                              June 30,     December 31,
                                                                                2004           2003
                                                                            (Unaudited)     (Audited)
                                                                           ------------    ------------
ASSETS

Current assets:

    Cash and cash equivalents ..........................................   $  1,221,282    $  1,843,135
    Restricted cash ....................................................        223,814         232,125
    Accounts receivable, less allowance for doubtful accounts ..........      1,167,629       1,921,975
    Inventories ........................................................      1,685,218         966,433
    Note receivable ....................................................           --            20,698
    Prepaid expenses and other assets ..................................        197,957          92,600
                                                                           ------------    ------------
                  Current assets .......................................      4,495,900       5,076,966

Property, plant and equipment, net .....................................        354,533         407,489
                                                                           ------------    ------------
                                                                           $  4,850,433    $  5,484,455
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities ...........................   $  2,237,601    $  2,329,938
    Deferred revenue ...................................................        381,196         440,190
    Current portion of obligation under capital lease ..................          2,494          10,458
                                                                           ------------    ------------
                  Current liabilities ..................................      2,621,291       2,780,586

Convertible debentures .................................................      1,557,979         772,920
Obligation under capital lease .........................................          2,909           4,155
                                                                           ------------    ------------
                  Total liabilities ....................................      4,182,179       3,557,661
                                                                           ------------    ------------
Commitments and Contingencies (Note 10)

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:

       issued and outstanding Nil shares at June 30, 2004 and Nil shares
       at December 31, 2003 ............................................           --              --
    Common Stock, $0.001 par value per share:
       issued and outstanding - 15,044,788 shares at June 30, 2004
       14,429,409 shares at December 31, 2003 ..........................         15,045          14,429
    Additional paid-in capital .........................................     87,653,972      77,725,383
    Other equity .......................................................      5,668,060      12,754,517
    Accumulated other comprehensive loss ...............................       (241,787)       (305,236)
    Accumulated deficit ................................................    (92,427,036)    (88,262,299)
                                                                           ------------    ------------
                  Total shareholders' equity ...........................        668,254       1,926,794
                                                                           ------------    ------------
                                                                           $  4,850,433    $  5,484,455
                                                                           ============    ============
See accompanying notes to financial statements

                                       3

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                       Three Months ended                Six Months ended
                                                     June 30         June 30         June 30         June 30
                                                       2004           2003            2004            2003
                                                   (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
                                                  ------------    ------------    ------------   -------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue ...............................   $  1,757,040    $  2,686,066    $  3,653,567    $  5,559,612
Service revenue ...............................        655,476         450,088       1,065,170         754,903
                                                  ------------    ------------    ------------    ------------
                                                     2,412,516       3,136,154       4,718,737       6,314,515
                                                  ------------    ------------    ------------    ------------
COST OF REVENUE

Product revenue ...............................      1,408,155       1,671,957       2,647,793       3,556,441
Service revenue ...............................        358,524          99,501         601,756         218,304
                                                  ------------    ------------    ------------    ------------
                                                     1,766,679       1,771,458       3,249,549       3,774,745
                                                  ------------    ------------    ------------    ------------
GROSS MARGIN ..................................        645,837       1,364,696       1,469,188       2,539,770
                                                  ------------    ------------    ------------    ------------
EXPENSES

Selling, general and administration ...........      1,477,161       1,149,690       2,749,791       2,336,259
Research and development ......................        365,750         275,992         854,794         432,595
Depreciation and amortization .................         93,493         117,646         188,723         265,400
Bad debt expense ..............................         15,000            --            16,740            --
                                                  ------------    ------------    ------------    ------------
                                                     1,951,404       1,543,328       3,810,048       3,034,254
                                                  ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ..........................     (1,305,567)       (178,632)     (2,340,860)       (494,484)
                                                  ------------    ------------    ------------    ------------
NON-OPERATING EXPENSES (INCOME)

Interest expense ..............................      1,159,341          22,374       1,676,399          37,653
Foreign exchange loss (gain) ..................        121,801         (80,374)        150,097        (151,197)
Interest income ...............................           (522)         (1,860)         (2,619)         (3,675)
                                                  ------------    ------------    ------------    ------------
                                                     1,280,620         (59,860)      1,823,877        (117,219)
                                                  ------------    ------------    ------------    ------------
NET LOSS ......................................   $ (2,586,187)   $   (118,772)   $ (4,164,737)   $   (377,265)
                                                  ============    ============    ============    ============
BASIC AND FULLY DILUTED LOSS PER SHARE ........   $      (0.18)   $      (0.01)   $      (0.28)   $      (0.03)
                                                  ============    ============    ============    ============
Weighted Average Number of Common Shares ......     14,740,669      12,501,154      14,670,299      12,099,130
                                                  ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT ...............................    (89,840,849)    (83,459,485)    (88,262,299)    (83,200,992)

NET LOSS FOR THE PERIOD .......................     (2,586,187)       (118,772)     (4,164,737)       (377,265)
                                                  ------------    ------------    ------------    ------------
CLOSING DEFICIT ...............................   $(92,427,036)   $(83,578,257)   $(92,427,036)   $(83,578,257)
                                                  ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD .......................     (2,586,187)       (118,772)     (4,164,737)       (377,265)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment .........         69,628         (91,919)         63,449        (141,154)
                                                  ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS ............................   $ (2,516,559)   $   (210,691)   $ (4,101,288)   $   (518,419)
                                                  ============    ============    ============    ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                      Six months ended June 30
                                                                        2004            2003
                                                                   -------------    -----------
                                                                    (Unaudited)     (Unaudited)
OPERATIONS

Net loss ........................................................   $(4,164,737)   $  (377,265)
Items not involving cash
    Depreciation and amortization ...............................       188,723        265,401
    Compensatory stock options ..................................          --           97,184
    Unrealized foreign exchange loss (gain) .....................        13,068       (164,346)
    Non-cash financing charges ..................................     1,656,593           --
    Gain on disposal of fixed assets ............................        (5,653)          --
    Bad debt expense ............................................        16,740           --
Net changes in non-cash working capital items ...................      (250,897)       (86,937)
                                                                    -----------    -----------

    Net cash used in operating activities .......................    (2,546,163)      (265,963)
                                                                    -----------    -----------
INVESTING

Acquisition of property, plant and equipment ....................      (137,758)       (19,252)
                                                                    -----------    -----------
    Net cash provided by (used in) investing activities .........      (137,758)       (19,252)
                                                                    -----------    -----------
FINANCING

Proceeds from sale of shares net of issuance fees ...............        28,796         16,548
Proceeds from sale of convertible debentures net of issuance fees     1,900,000           --
Proceeds from note receivable ...................................        20,698           --
Payments on capital lease obligations ...........................        (8,881)          (796)
                                                                    -----------    -----------
    Net cash provided by financing activities ...................     1,940,613         15,752
                                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................       121,455        124,114
                                                                    -----------    -----------
Decrease in cash and cash equivalents ...........................      (621,853)      (145,349)

Cash and cash equivalents, beginning of period ..................     1,843,135      1,025,604
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $ 1,221,282    $   880,255
                                                                    ===========    ===========

Supplementary disclosures of cash flow information:

Cash paid during the period for:

   Interest .....................................................         1,798          1,136



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            June 30, 2004 (unaudited) and December 31, 2003 (audited)

1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,164,737 for the six months ended June 30, 2004 (2003 - $377,265) and reported an accumulated deficit at that date of $92,427,036 (2003 - $83,578,257). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

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

2.       BASIS OF PRESENTATION

         The financial statements for the three and six months ended June 30, 2004 and 2003 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003.

         On June 17, 2004, our directors approved a 1-for-10 reverse stock split of our common stock, based on shareholder approval on September 4, 2003. The reverse stock split became effective on July 1, 2004. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.

3.       NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stock divided by the weighted average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debentures. For all periods presented, options, warrants and convertible debentures were anti-dilutive and excluded from the net loss per share computation. As a result, diluted loss per share is the same as basic loss per share.

4.       ACQUISITION OF SUBSIDIARY

         Effective July 2, 2003, the Company acquired Avendo Wireless Inc. ("Avendo"), a privately-held technology developer located in Mississauga, Ontario, Canada.

         The pro forma effect of this transaction to reflect the acquisition as having occurred on January 1, 2003, for the six month period ended June 30, 2003, is summarized as follows:

         Pro forma consolidated revenue              $      6,314,515
                                                     ================
         Pro forma consolidated net loss             $       (719,841)
                                                     ================
         Pro forma consolidated basic and diluted
           loss per share                            $          (0.06)
                                                     ================
5.       STOCK OPTIONS

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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                Three Months ended            Six Months ended
                                              June 30       June 30        June 30        June 30
                                                2004          2003           2004           2003
                                            (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                                           -----------    -----------    -----------    -----------
Net loss, as reported ..................   $(2,586,187)   $  (118,772)   $(4,164,737)   $  (377,265)

Add:  Stock-based employee compensation

  expense included in reported net loss           --           48,185           --           97,184
Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards       (35,287)      (253,397)      (141,624)      (630,978)
                                           -----------    -----------    -----------    -----------

Pro forma net loss .....................   $(2,621,474)   $  (323,984)   $(4,306,361)   $  (911,059)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per share,
  as reported ..........................   $     (0.18)   $    (0.095)   $     (0.28)   $    (0.031)
                                           ===========    ===========    ===========    ===========
Basic and diluted loss per share,
  pro forma ............................   $     (0.18)   $    (0.026)   $     (0.29)   $    (0.075)
                                           ===========    ===========    ===========    ===========

6.       ACCOUNTS RECEIVABLE

                                                        June          December
                                                      30, 2004        31, 2003
                                                   -------------   ------------
                                                    (Unaudited)       (Audited)

         Accounts receivable - trade               $   1,331,100   $  1,925,336
         Scientific research tax credit receivable             -        215,966
         Other receivables                                37,666         23,739
         Allowance for doubtful accounts                (201,137)      (243,066)
                                                    ------------   ------------
                                                   $   1,167,629   $  1,921,975
                                                   =============   ============

7.       INVENTORIES

                                                       June          December
                                                      30, 2004       31, 2003
                                                   -------------   -------------
                                                    (Unaudited)       (Audited)

         Finished products                         $   1,886,503   $  1,306,580
         Raw materials                                   372,138         36,330
         Valuation allowance                            (573,423)      (376,477)
                                                   -------------   -------------
                                                   $   1,685,218   $   966,433,
                                                   =============   ============

8.       CONVERTIBLE DEBENTURES

         On April 23, 2004, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $2,125,000 to Crescent International Ltd. and Palisades Master Fund and received cash proceeds of $2,000,000, before cash fees of $100,000. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series S warrants to purchase 268,715 shares of common stock at a price of $2.076 per share with a term of five years. Based upon the relative fair value of the underlying instruments, $1,710,988 of the total proceeds, net of costs, was allocated to convertible debentures and $179,012 was allocated to the Series S warrants.

         The convertible debentures are initially convertible into shares of common stock at $2.175. If, after September 23, 2004, the price of the Company's common stock is less than $2.61, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 93% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series S warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company has determined that there is a beneficial conversion feature equal to $474,377. This amount has been recorded as additional paid in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

         In conjunction with this financing, certain anti-dilution provisions in the Company's convertible debentures, issued July 14, 2003, and Series R warrants were triggered. As a result, the set conversion price of the convertible debentures was reset from $4.318 to $2.175 and the exercise price of the Series R warrants was reset from $4.121 to $2.076. The reset of the July 14, 2003 convertible debenture resulted in an increase in the beneficial conversion feature in the amount of $444,283. This amount has been recorded as additional paid in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the remaining debt term. The reset of the exercise price of the warrant resulted in an increase in the fair value of the warrant, in the amount of $20,454.

         During the quarter ended June 30, 2004, convertible debentures in an aggregate nominal value of $412,500 were converted to 360,663 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $464,148. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $554,093, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the quarter ended March 31, 2004, convertible debentures in an aggregate nominal value of $500,000 were converted to 216,550 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $318,229. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $419,147, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the three and six months ended June 30, 2004, $1,149,488 and $1,656,593, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.

9.            SHAREHOLDERS' EQUITY

     a) Return of options for cancellation - On May 1, 2004, the Executive officers and Directors voluntarily returned options to purchase 436,450 shares of common stock for cancellation. As a result, $7,269,718 was transferred from other equity to paid in capital

     b) Employee Stock Purchase Plan - During the second quarter of 2004, employees purchased 17,875 shares of common stock for $24,310.

     c) Exercise of Options - During the second quarter of 2004, employees exercised options to purchase 5,000 shares of common stock for cash considerations of $500. During the first quarter of 2004, employees exercised options to purchase 15,382 shares of common stock for cash considerations of $3,987.

10.           COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 625,000, 300,000, 600,000 and 600,000 shares, respectively. Through
         June 30, 2004, the Company had awarded 448,508 options under the Employee Stock Option (1997) Plan, 37,985 options under the 1999 Incentive and Nonqualified Stock Option Plan, 317,683 options under the Employee Stock Option (2000) Plan and 235,000 options under the Employee Stock Option (2002) Plan.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 300,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the second quarter of 2004, 109,004 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1. The Company has suspended the plan for the current period pending the annual meeting and the decision of the shareholders as to the proposed corporate restructuring.

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

        Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. At June 30, 2004, the Company had entered into development contracts with one of its contractors, in the amount of $623,000, of which $189,000 was expensed in the six months ended June 30, 2004. The contract calls for the payment of progress payments against specific milestones over the course of the contracts.

         Non-cancelable, Non-returnable Purchase Commitments

         The Company ordered and took delivery of certain components from a product supplier on a non-cancelable non-returnable basis. A letter of credit has been issued to this supplier in the amount of $223,814 at June 30, 2004. The letter of credit secures the Company's payment obligation and expires in August 2004. The Company has pledged cash to the bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.

         Litigation

         As at June 30, 2004, there are no litigation matters outstanding against the Company.

11.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                  Three Months ended                   Six Months ended
                                                       June 30                              June 30
                                               2004               2003                 2004              2003
                                         -------------      -------------       -------------     --------------
                                         (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
 Revenue by Region

          United States                  $   1,263,456      $   2,117,240       $   2,420,571      $   4,454,243
          Australia                            812,123            572,145           1,539,578          1,120,370
          Canada                               220,529            312,473             429,928            441,614
          Rest of World                        116,408            134,296             328,660            298,288
                                         -------------      -------------       -------------      -------------
                                         $   2,412,516      $   3,136,154       $   4,718,737      $   6,314,515
                                         =============      =============       =============      =============



                                      Three months ended June 30, 2004 (Unaudited)
                                      Canada           Australia            Total
                                ----------------------------------------------------
Property, plant and equipment   $      260,493       $      94,040      $    354,533
                                ====================================================


                                          Year ended December 31, 2003 (Audited)
                                      Canada           Australia            Total

                                ----------------------------------------------------
Property, plant and equipment   $      308,163       $      99,326      $    407,489
                                ====================================================

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and six months ended June 30, 2004.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                             Three months ended June 30,
                                           2004         2003      % Change
                                        ----------------------------------
     North America                      $  1,484     $  2,430       (38.9%)
     Non-North America                       929          706        31.7%
                                        ----------------------------------
     Total revenues                     $  2,413     $  3,136       (23.1%)
                                        ==================================
     Percentage of total revenue

     North America                         61.5%        77.5%
     Non-North America                     38.5%        22.5%

     Total revenue declined 23.1% in Q2 2004 compared to Q2 2003. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed it to make gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have declined due to a 34.3% decline in EUM sales in Q2 versus Q1 2004 and 32.6% versus Q2 2003, mainly as a result of our major distributors not placing stocking orders in Q2 and, the significant reduction in average selling prices of our EUM. In addition, it is our view that new installations have been hampered by the confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and by other competitive offerings.

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

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                        Three months ended June 30,
                                             2004         2003
                                        ---------------------------
     Gross margin                            $646       $ 1,365
     Gross margin rate                       26.8%         43.5%

     Gross margins in Q2 2004 decreased to 26.8% compared to 43.5% of revenue in Q2 2003 and, in conjunction with the decrease in quarterly revenue, total gross margin dollars decreased 52.7% compared to Q2 2003.

     In August 2003, the Company was required to place a final order for the processors, which are used in the current version of the Company's products, as a result of an end of life announcement by the manufacturer. These processors were delivered over the period from September 2003 through June 2004. As a result of the decline in revenues that the Company has experienced over the past 6 months, management has determined that the Company has an excess number of processors when compared to current forecasts. As a result, the Company provided for an additional inventory obsolescence charge of $253,000, included in cost of goods sold, in June 2004.

     The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. It expects that future cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages, after taking into account the one-time write-down of processors, will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses increased to $1,477,161 from $1,149,690 in Q2 2003. The majority of the increase related to the approximately $250,000 cost incurred in Q2 2004 for the joint registration statement/proxy filed on form F-4 on July 20, 2004. These costs relate to legal, accounting and other costs in the development and production of the document. In addition, the Company pays most of its operating expenses in either Canadian or Australian dollars. The decline in exchange rate for U.S. dollars versus the Canadian and Australian dollars, in Q2 2004 compared to Q2 2003, resulted in the increase in reported expenses.

Research and Development expenses

     Research and development expenses increased to $365,750 in Q2 2004 from $275,992 in Q2 2003. The increase was mainly due to the acquisition of Avendo Wireless by the Company in July 2003, initiation of new development programs surrounding next generation modems based on 802.16 and Wi-MAX standards and foreign exchange fluctuations.

     It is the company's view that products based on the Wi-MAX standard will not be generally available until late in 2005 or early 2006. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $93,493 compared to $117,646 in Q2 2003. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2004.

Interest expense

     Interest expense amounted to $1,159,341 for the three months ended June 30, 2004 compared to $22,374 for the three months ended June 30, 2003. Included in interest expense for the three months ended June 30, 2004 is $1,149,488 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended June 30, 2004 in the amount of $121,801 compared to a gain of $80,374 for the three months ended June 30, 2003. The loss in the second quarter of 2004 is due to a recent strengthening of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of significant declines.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                               Six months ended June 30,
                                           2004         2003      % Change
                                        ----------------------------------
     North America                      $  2,851     $  4,896       (41.8%)
     Non-North America                     1,868        1,419        31.6%
                                        ----------------------------------
     Total revenues                     $  4,719     $  6,315       (25.3%)
                                        ==================================

     Percentage of total revenue

     North America                         60.4%        77.5%
     Non-North America                     39.6%        22.5%

     Total revenue declined 25.3% in the six months ended June 30, 2004 compared to 2003. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed it to make gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have declined due to a 15.4% decline in EUM sales in 2004 and 2003, mainly as a result of our major distributors not placing stocking orders in Q2 2004 and, the significant reduction in average selling prices of our EUM. In addition, it is our view that new installations have been hampered by confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and by other competitive offerings.

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

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                         Six months ended June 30,
                                             2004         2003
                                         -------------------------
     Gross margin                          $1,469       $ 2,540
     Gross margin rate                       31.1%         40.2%

     Gross margins in the six months ended June 30, 2004 decreased to 31.1% compared to 40.2% of revenue during the same period in 2003 and, in conjunction with the decrease in revenue, total gross margin dollars decreased 42.2% compared to 2003.

         In August 2003, the Company was required to place a final order for the processors, which are used in the current version of the Company's products, as a result of an end of life announcement by the manufacturer. These processors were delivered over the period from September 2003 through June 2004. As a result of the decline in revenues that the Company has experienced over the past 6 months, management has determined that the Company has an excess number of processors when compared to current forecasts. As a result, the Company provided for an additional inventory obsolescence charge of $253,000, included in cost of goods sold, in June 2004.

     The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. It expects that future cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages, after taking into account the one-time write-down of processors, will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses for the six months ended June 30, 2004 increased to $2,749,791 from $2,336,259 during the same period in 2003. During Q2 2004, the Company incurred cost of approximately $250,000 for the joint registration statement/proxy filed on form F-4 on July 20, 2004. These costs relate to legal, accounting and other costs in the development and production of the document. In addition, the Company pays most of its operating expenses in either Canadian or Australian dollars. The decline in exchange rate for U.S. dollars versus the Canadian and Australian dollars, in 2004 compared to 2003, resulted in the increase in reported expenses.

Research and Development expenses

     Research and development expenses increased to $854,794 in 2004 from $432,595 in 2003. The increase was mainly due to the acquisition of Avendo Wireless by the Company in July 2003, initiation of new development programs surrounding next generation modems based on 802.16 and Wi-MAX standards and foreign exchange fluctuations.

     It is the company's view that products based on the Wi-MAX standard will not be generally available until late in 2005 or early 2006. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $188,723 compared to $265,400 in 2003. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2004.

Interest expense

     Interest expense amounted to $1,676,399 for the six months ended June 30, 2004 compared to $37,653 for the six months ended June 30, 2003. Included in interest expense for the six months ended June 30, 2004 is $1,656,593 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the six months ended June 30, 2004 in the amount of $150,097 compared to a gain of $151,197 for the six months ended June 30, 2003. The loss in 2004 is due to a recent strengthening of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of significant declines.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations for the most part through equity and convertible debenture financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVR" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. The Company must rely on its ability to raise money through equity and convertible debenture financing to pursue its business endeavors. The majority of funds raised have been allocated to the development of the WaveRider(R) line of wireless data communications products and the operations of the Company.

     In April 2004, the Company issued convertible debentures, in the aggregate principal amount of $2,125,000, for cash proceeds of $2,000,000, less cash fees of $100,000.

     The Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations without the need for additional financing. However, if the Company fails to achieve positive cash flow in the near term, the Company does not presently have adequate cash to fund ongoing operations. In that case, in order to meet its needs for cash to fund its operations, the Company would need to obtain additional financing. In the past, the Company has obtained financing primarily through the sale of shares and convertible securities. If the Company is unable to either achieve its planned cash flow positive operations and profitability or obtain significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes it is unlikely that its common stock will have any value.

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

     During the three months ended June 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 5.  Other Information

         Certification Under Sarbanes-Oxley Act

         Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

April 8, 2004         Press Release dated April 6, 2004 entitled "WaveRider
                      announces Q1 revenue of $2.3M"

April 23, 2004        Sale of convertible debentures

April 29, 2004        Press Release dated April 29, 2004 entitled "WaveRider
                      Communications Inc. reports Q1 2004 results"

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                    WaveRider Communications Inc.

Date: July 29, 2004                 /s/ D. Bruce Sinclair
                                    ---------------------
                                    D. Bruce Sinclair
                                    Chief Executive Officer

                                    /s/ T. Scott Worthington
                                    ------------------------
                                    T. Scott Worthington Chief
                                    Financial Officer.