Form 10QSB/A
period 2004-06-30
WAVERIDER COMMUNICATIONS INC
filed 2004-08-12
CIK 844053

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


                                  FORM 10 - QSB/A


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

                          WaveRider Communications Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                      Six months ended June 30
                                                                        2004            2003
                                                                   -------------    -----------
                                                                    (Unaudited)     (Unaudited)
OPERATIONS

Net loss ........................................................   $(4,164,737)   $  (377,265)
Items not involving cash

    Depreciation and amortization                                       188,723        265,401
    Compensatory stock options                                                -         97,184
    Unrealized foreign exchange loss (gain)                             146,362       (164,346)
    Non-cash financing charges                                        1,656,593              -
    Gain on disposal of fixed assets                                     (5,653)             -
    Bad debt expense                                                     16,740              -

Net changes in non-cash working capital items ...................      (250,897)       (86,937)
                                                                    -----------    -----------


    Net cash used in operating activities                            (2,412,869)      (265,963)
                                                                    ------------   -----------

INVESTING

Acquisition of property, plant and equipment ....................      (137,758)       (19,252)
                                                                    -----------    -----------
    Net cash provided by (used in) investing activities .........      (137,758)       (19,252)
                                                                    -----------    -----------
FINANCING

Proceeds from sale of shares net of issuance fees ...............        28,796         16,548
Proceeds from sale of convertible debentures net of issuance fees     1,900,000           --
Proceeds from note receivable ...................................        20,698           --
Payments on capital lease obligations ...........................        (8,881)          (796)
                                                                    -----------    -----------
    Net cash provided by financing activities ...................     1,940,613         15,752
                                                                    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (11,839)       124,114
                                                                    ------------   -----------

Decrease in cash and cash equivalents ...........................      (621,853)      (145,349)

Cash and cash equivalents, beginning of period ..................     1,843,135      1,025,604
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $ 1,221,282    $   880,255
                                                                    ===========    ===========

Supplementary disclosures of cash flow information:

Cash paid during the period for:

   Interest .....................................................         1,798          1,136



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

                                    WaveRider Communications Inc.


Date: August 9,  2004               /s/ D. Bruce Sinclair
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