Form 10QSB
period 2004-09-30
WAVERIDER COMMUNICATIONS INC
filed 2004-11-12
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

November 10, 2004:         15,691,488 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                     For the Period Ended September 30, 2004


                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION                                                 3


Item 1.  Financial Statements                                               3-11

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Loss, Deficit and Comprehensive Loss       4

         Consolidated Statements of Cash Flows                                 5

         Notes to Consolidated Financial Statements                         6-11

Item 2.  Management's Discussion and Analysis
             or Plan of Operation                                          12-17

Item 3.  Controls and Procedures                                              17

PART II  OTHER INFORMATION                                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 6.  Exhibits                                                             18

         Signatures                                                           18

         Certifications                                                    19-21

PART I.    FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                   September 30,      December 31,
                                                                                        2004              2003
                                                                                    (Unaudited)        (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,051,290     $   1,843,135
    Restricted cash                                                                            -           232,125
    Accounts receivable, less allowance for doubtful accounts                          1,408,484         1,921,975
    Inventories                                                                        1,040,371           966,433
    Note receivable                                                                            -            20,698
    Prepaid expenses and other assets                                                    131,570            92,600
                                                                                   -------------------------------

                  Current assets                                                       3,631,715         5,076,966

Property, plant and equipment, net                                                       332,548           407,489
                                                                                   -------------------------------

                                                                                   $   3,964,263    $    5,484,455
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,142,544    $    2,329,938
    Deferred revenue                                                                     370,454           440,190
    Current portion of obligation under capital lease                                      1,233            10,458
                                                                                   -------------------------------

                  Current liabilities                                                  2,514,231         2,780,586

Convertible debentures                                                                 1,463,863           772,920
Obligation under capital lease                                                             3,528             4,155
                                                                                   -------------------------------

                  Total liabilities                                                    3,981,622         3,557,661
                                                                                   -------------------------------

Commitments and Contingencies (Note 10)

Shareholders' equity (deficit):

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares at September 30, 2004 and
       December 31, 2003                                                                       -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 15,691,488 shares at September 30, 2004
       14,429,409 shares at December 31, 2003                                             15,691            14,429
    Additional paid-in capital                                                        88,730,869        77,725,383
    Other equity                                                                       5,876,941        12,754,517
    Accumulated other comprehensive loss                                                (275,969)         (305,236)
    Accumulated deficit                                                              (94,364,891)      (88,262,299)
                                                                                   -------------------------------

                  Total shareholders' equity (deficit)                                   (17,359)        1,926,794
                                                                                   -------------------------------

                                                                                   $   3,964,263    $    5,484,455
                                                                                   ===============================

See accompanying notes to financial statements

WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2004              2003           2004           2003
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ----------------------------------------------------------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue                                        $    2,271,435     $  3,169,644   $    5,925,002    $  8,729,256
Service revenue                                               397,784          364,420        1,462,954       1,119,323
                                                       --------------     ------------   --------------    ------------

                                                            2,669,219        3,534,064        7,387,956       9,848,579
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,471,573        2,041,844        4,119,366       5,598,285
Service revenue                                               172,830          170,002          774,586         388,306
                                                       --------------     ------------   --------------    ------------

                                                            1,644,403        2,211,846        4,893,952      5,986,591
                                                       --------------     ------------   --------------    -----------

GROSS MARGIN                                                1,024,816        1,322,218        2,494,004       3,861,988
                                                       --------------     ------------   --------------    ------------

EXPENSES

Selling, general and administration                         1,121,693        1,326,894        3,871,484       3,663,153
Research and development                                      521,436          450,870        1,376,230        883,465
Depreciation and amortization                                  53,364          119,173          242,087         384,573
Bad debt expense                                               18,975            1,256           35,715           1,256
                                                       --------------     ------------   --------------    ------------

                                                            1,715,468        1,898,193        5,525,516       4,932,447
                                                       --------------     ------------   --------------    ------------

LOSS FROM OPERATIONS                                         (690,652)        (575,975)      (3,031,512)     (1,070,459)
                                                       --------------     ------------   --------------    ------------

NON-OPERATING EXPENSES (INCOME)

Interest expense                                            1,215,270          403,721        2,891,669         441,374
Foreign exchange loss (gain)                                   32,345          (12,155)         182,442        (163,352)
Interest income                                                  (412)          (5,952)          (3,031)         (9,627)
                                                       --------------     ------------   --------------    ------------

                                                            1,247,203          385,614        3,071,080         268,395
                                                       --------------     ------------   --------------    ------------

NET LOSS                                               $   (1,937,855)    $   (961,589)  $  (6,102,592)    $ (1,338,854)
                                                       ==============     ============   =============     ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.13)    $      (0.07)   $       (0.41)   $      (0.11)
                                                       ==============     ============   ==============    ============

Weighted Average Number of Common Shares                   15,165,678       13,881,367       14,836,601      12,698,474
                                                       ==============     ============   ==============    ============

-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (92,427,036)     (83,578,257)     (88,262,299)    (83,200,992)

NET LOSS FOR THE PERIOD                                    (1,937,855)        (961,589)      (6,102,592)     (1,338,854)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (94,364,891)    $(84,539,846)  $  (94,364,891)   $(84,539,846)
                                                       ==============     ============   ==============    ============

-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                    (1,937,855)        (961,589)      (6,102,592)     (1,338,854)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                         (34,182)         (17,304)          29,267        (158,458)
                                                       ---------------    ------------   --------------    ------------

COMPREHENSIVE LOSS                                     $   (1,972,037)    $   (978,893)  $   (6,073,325)   $ (1,497,312)
                                                        =============     ============   ==============    ============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                        Nine months ended September 30
                                                                                          2004                 2003
                                                                                    ------------------------------------
                                                                                       (Unaudited)         (Unaudited)
OPERATIONS

Net loss                                                                            $   (6,102,592)      $   (1,338,854)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          242,087              384,573
    Unrealized foreign exchange loss (gain)                                                158,174             (183,866)
    Compensatory stock options                                                                   -              143,741
    Non-cash financing charges                                                           2,863,590              385,226
    Gain on disposal of fixed assets                                                        (9,428)                   -
    Bad debt expense                                                                        35,715                1,256
Net changes in working capital items                                                       370,625              432,734
                                                                                    -----------------------------------

    Net cash used in operating activities                                               (2,441,829)            (175,190)
                                                                                    ------------------------------------

INVESTING

Cash received on acquisition of Avendo Wireless Inc.                                             -            1,177,420
Acquisition of property, plant and equipment                                              (161,324)             (34,733)
                                                                                    ------------------------------------

    Net cash provided by (used in) investing activities                                   (161,324)            1,142,687
                                                                                    ------------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                              30,796               18,770
Proceeds from sale of convertible debentures net of issue fees                           1,900,000            1,416,880
Proceeds from notes receivable                                                              20,698                    -
Payments on capital lease obligations                                                       (9,644)              (1,240)
                                                                                    ------------------------------------

    Net cash provided by financing activities                                            1,941,850            1,434,410
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (130,542)             147,063
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                          (791,845)           2,548,970

Cash and cash equivalents, beginning of period                                           1,843,135            1,025,604
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    1,051,290   $        3,574,574
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $        2,292   $            3,064
Non-cash investing and financing activities
   Issuance of 8,749,999 shares of common stock, 3,000,000 common stock purchase
    warrants and 863,000 common stock options in connection with business combination            -            2,845,506
   Acquisition (disposal) of equipment under capital lease                                       -                8,101


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $6,102,592 for the nine months ended September 30, 2004 (2003 - $1,338,854) and reported an accumulated deficit at that date of $94,364,891 (2003 - $84,539,846). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

         While the Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations it does intend to seek additional working capital financing. If the Company fails to achieve positive cash flow in the near term, the Company does not presently have, in the absence of further financing, adequate cash to fund ongoing operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to either achieve its planned cash flow positive operations and profitability or obtain significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes it is unlikely that its common stock will have any value.

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


2.       BASIS OF PRESENTATION

         The financial statements for the three and nine months ended September 30, 2004 and 2003 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


         The pro forma effect of this transaction to reflect the acquisition as having occurred on January 1, 2003, for the nine month period ended September 30, 2003, is summarized as follows:

         Pro forma consolidated revenue                            $  9,848,579
                                                                   ============

         Pro forma consolidated net loss                           $ (1,681,431)
                                                                   ============

         Pro forma consolidated basic and diluted loss per share   $      (0.13)
                                                                   ============


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2004              2003           2004           2003
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ---------------------------------------------------------------
         Net loss, as reported                         $   (1,937,855)   $    (961,589)   $  (6,102,592)  (1,338,854)

         Add:  Stock-based employee compensation
           expense included in reported net loss                    -           46,557                -        143,741
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards             (52,054)        (207,535)        (193,678)      (838,513)
                                                       ---------------------------------------------------------------

         Pro forma net loss                            $   (1,989,909)   $  (1,122,567)   $  (6,296,270)  $ (2,033,626)
                                                       ===============================================================

         Basic and diluted loss per share,
           as reported                                 $        (0.13)   $       (0.07)   $       (0.41)  $      (0.11)
                                                       ===============================================================
         Basic and diluted loss per share,
           pro forma                                   $        (0.13)   $       (0.08)   $       (0.42)  $      (0.16)
                                                       ===============================================================


6.       ACCOUNTS RECEIVABLE
                                                        September     December
                                                        30, 2004      31, 2003
                                                       (Unaudited)   (Audited)
                                                      -------------------------
         Accounts receivable - trade                  $ 1,580,189   $ 1,925,336
         Scientific research tax credit receivable              -       215,966
         Other receivables                                 35,667        23,739
         Allowance for doubtful accounts                 (207,372)     (243,066)
                                                      -------------------------

                                                      $ 1,408,484   $ 1,921,975
                                                      =========================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


7.       INVENTORIES
                                               September       December
                                                30, 2004       31, 2003
                                              (Unaudited)      (Audited)
                                             -----------------------------
         Finished products                   $   1,263,844   $  1,306,580
         Raw materials                             362,631         36,330
         Valuation allowance                      (586,104)      (376,477)
                                             -----------------------------

                                             $   1,040,371   $   966,433,
                                             ============================

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

         During the quarter ended September 30, 2004, convertible debentures in an aggregate nominal value of $212,279 were converted to 626,700 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $1,072,146. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $1,119,534, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


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

         During the three and nine months ended September 30, 2004, $1,206,997 and $2,863,590, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.


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

c) Exercise of Options - During the third quarter of 2004, employees exercised options to purchase 20,000 shares of common stock for cash consideration of $2,000. During the second quarter of 2004, employees exercised options to purchase 5,000 shares of common stock for cash considerations of $500. During the first quarter of 2004, employees exercised options to purchase 15,382 shares of common stock for cash considerations of $3,987.


10.           COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 625,000, 300,000, 600,000 and 600,000 shares, respectively. Through
         September 30, 2004, the Company had awarded 448,508 options under the Employee Stock Option (1997) Plan, 35,886 options under the 1999 Incentive and Nonqualified Stock Option Plan, 297,023 options under the Employee Stock Option (2000) Plan and 235,000 options under the Employee Stock Option (2002) Plan.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 300,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the third quarter of 2004, 109,004 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1. The Company had suspended the plan for the current period pending the annual meeting and the decision of the shareholders as to the proposed corporate restructuring.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


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

         Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. At September 30, 2004, the Company had entered into development contracts with one of its contractors, in the amount of $745,000, of which $397,000 was expensed in the nine months ended September 30, 2004. The contract calls for the payment of progress payments against specific milestones over the course of the contracts.

         Litigation

         The Company has taken legal action against a former customer for non-payment of an account, in the amount of approximately $185,000. In response, the former customer has filed a countersuit alleging the goods were defective and claiming damages for additional expenses and lost profits. The Company believes that this countersuit is without merit and intends to vigorously pursue its claim and defend itself from the counterclaim.


11.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                   Three Months ended                    Nine Months ended
                                                      September 30                          September 30
                                               2004               2003                 2004              2003
                                         ----------------------------------------------------------------------------
          Revenue by Region                (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)

          United States                  $   1,607,403      $   2,330,810          $    4,027,974    $    6,785,053
          Australia                            789,572            549,162               2,329,150         1,669,532
          Canada                               161,113            519,916                 591,041           961,530
          Rest of World                        111,131            134,176                 439,791           432,464
                                         ----------------------------------------------------------------------------

                                         $   2,669,219      $   3,534,064          $    7,387,956    $    9,848,579
                                         ============================================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)



                                                              As at September 30, 2004  (Unaudited)
                                                            Canada            Australia           Total

         Property, plant and equipment                 $      226,610       $     105,938      $    332,548
                                                       ====================================================

                                                                  As at December 31, 2003 (Audited)
                                                            Canada            Australia            Total

         Property, plant and equipment                 $      308,163       $      99,326      $    407,489
                                                       ====================================================



12.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified, where appropriate, to correspond with the current period's presentation

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and nine months ended September 30, 2004.

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

     During this prolonged sector downturn, we have concentrated on working closely with our customers to get our products and services established in a number of markets, significantly reducing our cost structure, reducing our breakeven revenue level and improving our balance sheet, through tightening our accounts receivable and inventory levels. However, if capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, or we do not continue to realize product cost reductions or reduce inventory related costs, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                              Three months ended September 30,
                                            ----------------------------------
                                               2004         2003      % Change
                                            --------     --------     --------
     North America                          $  1,768     $  2,851       (37.0%)
     Non-North America                           901          683        31.8%
                                            ----------------------------------

     Total revenues                         $  2,669     $  3,534       (24.5%)
                                            ==================================

     Percentage of total revenue

     North America                             66.2%        80.7%
     Non-North America                         33.8%        19.3%

     Total revenue declined 24.5% in Q3 2004 compared to Q3 2003. Total revenues in North America have increased 19.2% in Q3 versus Q2 2004 but have declined 37.0% versus Q3 2003, mainly as a result of our major distributors not placing stocking orders in Q3 and, the significant reduction in average selling prices of our EUM. In addition, it is our view that new installations have been hampered by the confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and by other competitive offerings.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. WaveRider Australia has experienced a 33% increase in Australian Dollar denominated revenues through an increase in sales of licensed microwave products and service related revenues. The relative strength of the Australian dollar versus the U.S. dollar has further enhanced Australian based revenues.

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

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                             Three months ended September 30,
                                             --------------------------------
                                                     2004         2003
                                                     ----         ----
     Gross margin                                  $1,025       $ 1,322
     Gross margin rate                               38.4%         37.4%

     Gross margins in Q3 2004 increased to 38.4% compared to 37.4% of revenue in Q3 2003 and 26.8% in Q2 2004. The Q2 2004 gross margins were significantly impacted by product write-downs, which were not replicated in either Q3 2004 or Q3 2003. Without these one time charges, Q2 2004 margins would have been in the same range as Q3 2004.

     The Company is actively involved in continuing to find product cost savings, through economies of scale and product refinement. It expects that future product cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses decreased to $1,121,693 from $1,326,894 in Q3 2003, mainly due to a decline in compensation expense from reduced commissions and other incentive pay, along with staff reductions. The Company pays most of its operating expenses in either Canadian or Australian dollars. The decline in exchange rate for U.S. dollars versus the Canadian and Australian dollars, in Q3 2004 compared to Q3 2003, resulted in the increase in reported expenses, which are likely to continue into Q4 2004.

Research and Development expenses

     Research and development expenses increased to $521,436 in Q3 2004 from $450,870 in Q3 2003. The increase was mainly due to new development programs surrounding next generation modems based on the 802.16 standard and foreign exchange fluctuations.

     It is the Company's view that products based on the Wi-MAX standard will not be generally available until late in 2005 or early 2006. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $53,364 compared to $119,173 in Q3 2003. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2004.

Interest expense

     Interest expense amounted to $1,215,270 for the three months ended September 30, 2004 compared to $403,721 for the three months ended September 30, 2003. Included in interest expense for the three months ended September 30, 2004 is $1,206,997 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended September 30, 2004 in the amount of $32,345 compared to a gain of $12,155 for the three months ended September 30, 2003. The loss in the third quarter of 2004 is due to a recent strengthening of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of significant declines. Near the end of the quarter and subsequent to the end of the quarter, this trend has reversed again and the Canadian and Australian dollars have again strengthened against the U.S. dollar which could result in higher operating expenses but foreign exchange gains in the fourth quarter of 2004.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                          Nine months ended September 30,
                                        ----------------------------------
                                           2004         2003      % Change
                                           ----         ----      --------
     North America                      $  4,619     $  7,747       (40.4%)
     Non-North America                     2,769        2,102        31.7%
                                        ----------------------------------

     Total revenues                     $  7,388     $  9,849       (25.0%)
                                        ==================================

     Percentage of total revenue

     North America                         62.5%        78.7%
     Non-North America                     37.5%        21.3%

     Total revenue declined 25% in the nine months ended September 30, 2004 compared to 2003. Total revenues in North America have declined due to our major distributors not placing stocking orders in 2004 and, the significant reduction in average selling prices of our EUM. In addition, it is our view that new installations have been hampered by confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and by other competitive offerings.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. WaveRider Australia has experienced a 15% increase in Australian Dollar denominated revenues through an increase in sales of licensed microwave products and service related revenues. The relative strength of the Australian dollar versus the U.S. dollar has further enhanced Australian based revenues.

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

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                              Nine months ended September 30,
                                              -------------------------------
                                                     2004         2003
                                                     ----         ----
     Gross margin                                  $2,494       $ 3,862
     Gross margin rate                               33.8%         39.2%

     Gross margins in the nine months ended September 30, 2004 decreased to 33.8% compared to 39.2% of revenue during the same period in 2003 and, in conjunction with the decrease in revenue, total gross margin dollars decreased 35.4% compared to 2003.

         In August 2003, the Company was required to place a final order for the processors, which are used in the current version of the Company's products, as a result of an end of life announcement by the manufacturer. These processors were delivered over the period from September 2003 through June 2004. As a result of the decline in revenues that the Company has experienced, management determined that the Company had an excess number of processors when compared to current forecasts. As a result, the Company provided for an additional inventory obsolescence charge of $253,000, included in cost of goods sold, in June 2004.

     The Company is actively involved in continuing to find product cost savings, through economies of scale and product refinement. It expects that future product cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that gross margin percentages, after taking into account the one-time write-down of processors, will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses for the nine months ended September 30, 2004 increased to $3,871,484 from $3,663,153 during the same period in 2003. During Q2 2004, the Company incurred cost of approximately $250,000 for the joint registration statement/proxy filed on form F-4 on July 20, 2004. These costs relate to legal, accounting and other costs in the development and production of the document. In addition, the Company pays most of its operating expenses in either Canadian or Australian dollars. The decline in exchange rate for U.S. dollars versus the Canadian and Australian dollars, in 2004 compared to 2003, resulted in the increase in reported expenses.

Research and Development expenses

     Research and development expenses increased to $1,376,230 in 2004 from $883,465 in 2003. The increase was mainly due to the acquisition of Avendo Wireless by the Company in July 2003, initiation of new development programs surrounding next generation modems based on the 802.16 standard and foreign exchange fluctuations.

     It is the Company's view that products based on the Wi-MAX standard will not be generally available until late in 2005 or early 2006. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $242,087 compared to $384,573 in 2003. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2004.

Interest expense

     Interest expense amounted to $2,891,669 for the nine months ended September 30, 2004 compared to $441,374 for the nine months ended September 30, 2003. Included in interest expense for the nine months ended September 30, 2004 is $2,863,590 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the nine months ended September 30, 2004 in the amount of $182,442 compared to a gain of $163,352 for the nine months ended September 30, 2003. The loss in 2004 is due to a recent strengthening of the U.S. dollar versus the Canadian and Australian dollars after a number of quarters of significant declines.


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

     While the Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations it does intend to seek additional working capital financing. If the Company fails to achieve positive cash flow in the near term, the Company does not presently have, in the absence of further financing, adequate cash to fund ongoing operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to either achieve its planned cash flow positive operations and profitability or obtain significant additional financing, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws in which event, the Company believes it is unlikely that its common stock will have any value.


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

CURRENT ACTIVITIES

     We currently have approximately 36 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

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

     During the three months ended September 30, 2004, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II.         OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         a) The Company held its annual general meeting on September 27, 2004 in Toronto, Canada. Notice of Meeting, dated August 20, 2004, was distributed to all shareholders of record, effective July 30, 2003, and filed with the Security and Exchange Commission on form 14A on August 24, 2004. The meeting was subsequently adjourned and reconvened on October 15, 2004.

         b) Two matters were voted upon at the annual general meeting.

            1. Mr. Gerry Chastelet, Mr. John Curry, Mr. Michael Milligan, Mr.
               Cameron Mingay, Mr. Bruce Sinclair, and Mr. Dennis Wing were elected as directors of the Company. The votes for the directors were as follows:

                                             Votes For      Against or Withheld

                   Gerry Chastelet          12,303,501             275,572
                   John Curry               12,302,151             276,922
                   Michael Milligan         12,303,331             275,742
                   Cameron Mingay           12,301,130             277,943
                   Bruce Sinclair           12,179,574             399,500
                   Dennis Wing              12,302,715             276,358


            2. The proposal that the stockholders approve a proposed agreement and plan of merger, that would result in the shareholders exchanging their common stock of WaveRider Communications Inc. for common stock of WaveRider Communications (Canada) Inc., was not approved. In order for the motion to pass, a majority of the total voting power of the company voting in favor was needed. This meant that a minimum of 7,522,395 votes in favor of the proposal was required in order for the motion to be approved.

               The votes received were as follows:

               For - 4,208,426       Against - 354,573         Abstain - 17,114

Item 6.   Exhibits

          31.3  Certification from D. Bruce Sinclair
          31.2  Certification from T. Scott Worthington
          32.1 Certification pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                             WaveRider Communications Inc.

Date: November 10, 2004                      /s/ D. Bruce Sinclair
                                             ---------------------
                                             D. Bruce Sinclair
                                             Chief Executive Officer

                                             /s/ T. Scott Worthington
                                             ------------------------
                                             T. Scott
                                             Worthington Chief
                                             Financial Officer.