Form 10QSB/A
period 2004-06-30
WAVERIDER COMMUNICATIONS INC
filed 2005-02-07
CIK 844053

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

              Certifications.............................................. 18-20

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.



                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                              June 30,     December 31,
                                                                                2004           2003
                                                                            (Unaudited)     (Audited)
                                                                           ------------    ------------
ASSETS

Current assets:

    Cash and cash equivalents ..........................................   $  1,221,282    $  1,843,135
    Restricted cash ....................................................        223,814         232,125
    Accounts receivable, less allowance for doubtful accounts ..........      1,167,629       1,921,975
    Inventories ........................................................      1,685,218         966,433
    Note receivable ....................................................           --            20,698
    Prepaid expenses and other assets ..................................        197,957          92,600
                                                                           ------------    ------------
                  Current assets .......................................      4,495,900       5,076,966

Property, plant and equipment, net .....................................        354,533         407,489
                                                                           ------------    ------------
                                                                           $  4,850,433    $  5,484,455
                                                                           ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued liabilities ...........................   $  2,237,601    $  2,329,938
    Deferred revenue ...................................................        381,196         440,190
    Current portion of obligation under capital lease ..................          2,494          10,458
                                                                           ------------    ------------
                  Current liabilities ..................................      2,621,291       2,780,586

Convertible debentures .................................................      1,305,035         772,920
Obligation under capital lease .........................................          2,909           4,155
                                                                           ------------    ------------
                  Total liabilities ....................................      3,929,235       3,557,661
                                                                           ------------    ------------


Commitments and Contingencies (Note 10)

Shareholders' equity:

    Preferred Stock, $0.01 par value per share:

       issued and outstanding Nil shares at June 30, 2004 and Nil shares
       at December 31, 2003 ............................................           --              --
    Common Stock, $0.001 par value per share:
       issued and outstanding - 15,044,788 shares at June 30, 2004
       14,429,409 shares at December 31, 2003 ..........................         15,045          14,429

    Additional paid-in capital .........................................     87,403,149      77,725,383
    Other equity .......................................................      5,596,498      12,754,517
    Accumulated other comprehensive loss ...............................       (241,787)       (305,236)
    Accumulated deficit ................................................    (91,851,707)    (88,262,299)
                                                                           ------------    ------------
                  Total shareholders' equity ...........................        921,198       1,926,794
                                                                           ------------    ------------

                                                                           $  4,850,433    $  5,484,455
                                                                           ============    ============
See accompanying notes to financial statements

                                       3

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                       Three Months ended                Six Months ended
                                                     June 30         June 30         June 30         June 30
                                                       2004           2003            2004            2003
                                                   (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)
                                                  ------------    ------------    ------------   -------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue ...............................   $  1,757,040    $  2,686,066    $  3,653,567    $  5,559,612
Service revenue ...............................        655,476         450,088       1,065,170         754,903
                                                  ------------    ------------    ------------    ------------
                                                     2,412,516       3,136,154       4,718,737       6,314,515
                                                  ------------    ------------    ------------    ------------
COST OF REVENUE

Product revenue ...............................      1,408,155       1,671,957       2,647,793       3,556,441
Service revenue ...............................        358,524          99,501         601,756         218,304
                                                  ------------    ------------    ------------    ------------
                                                     1,766,679       1,771,458       3,249,549       3,774,745
                                                  ------------    ------------    ------------    ------------
GROSS MARGIN ..................................        645,837       1,364,696       1,469,188       2,539,770
                                                  ------------    ------------    ------------    ------------
EXPENSES

Selling, general and administration ...........      1,477,161       1,149,690       2,749,791       2,336,259
Research and development ......................        365,750         275,992         854,794         432,595
Depreciation and amortization .................         93,493         117,646         188,723         265,400
Bad debt expense ..............................         15,000            --            16,740            --
                                                  ------------    ------------    ------------    ------------
                                                     1,951,404       1,543,328       3,810,048       3,034,254
                                                  ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS ..........................     (1,305,567)       (178,632)     (2,340,860)       (494,484)
                                                  ------------    ------------    ------------    ------------
NON-OPERATING EXPENSES (INCOME)

Interest expense ..............................        584,012          22,374       1,101,070          37,653
Foreign exchange loss (gain) ..................        121,801         (80,374)        150,097        (151,197)
Interest income ...............................           (522)         (1,860)         (2,619)         (3,675)
                                                  ------------    ------------    ------------    ------------
                                                       705,291         (59,860)      1,248,548        (117,219)
                                                  ------------    ------------    ------------    ------------
NET LOSS ......................................   $ (2,010,858)   $   (118,772)   $ (3,589,408)   $   (377,265)
                                                  ============    ============    ============    ============
BASIC AND FULLY DILUTED LOSS PER SHARE ........   $      (0.14)   $      (0.01)   $      (0.24)   $      (0.03)
                                                  ============    ============    ============    ============

Weighted Average Number of Common Shares ......     14,740,669      12,501,154      14,670,299      12,099,130
                                                  ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT ...............................    (89,840,849)    (83,459,485)    (88,262,299)    (83,200,992)

NET LOSS FOR THE PERIOD .......................     (2,010,858)       (118,772)     (3,589,408)       (377,265)
                                                  ------------    ------------    ------------    ------------
CLOSING DEFICIT ...............................   $(91,851,707)   $(83,578,257)   $(91,851,707)   $(83,578,257)
                                                  ============    ============    ============    ============

--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET LOSS FOR THE PERIOD .......................     (2,010,858)       (118,772)     (3,589,408)       (377,265)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment .........         69,628         (91,919)         63,449        (141,154)
                                                  ------------    ------------    ------------    ------------
COMPREHENSIVE LOSS ............................   $ (1,941,230)   $   (210,691)   $ (3,525,959)   $   (518,419)
                                                  ============    ============    ============    ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                      Six months ended June 30
                                                                        2004            2003
                                                                   -------------    -----------
                                                                    (Unaudited)     (Unaudited)
OPERATIONS

Net loss ........................................................   $(3,589,408)   $  (377,265)

Items not involving cash
    Depreciation and amortization ...............................       188,723        265,401
    Compensatory stock options ..................................          --           97,184
    Unrealized foreign exchange loss (gain) .....................        13,068       (164,346)

    Non-cash financing charges ..................................     1,081,264           --

    Gain on disposal of fixed assets ............................        (5,653)          --
    Bad debt expense ............................................        16,740           --
Net changes in non-cash working capital items ...................      (250,897)       (86,937)
                                                                    -----------    -----------

    Net cash used in operating activities .......................    (2,546,163)      (265,963)
                                                                    -----------    -----------
INVESTING

Acquisition of property, plant and equipment ....................      (137,758)       (19,252)
                                                                    -----------    -----------
    Net cash provided by (used in) investing activities .........      (137,758)       (19,252)
                                                                    -----------    -----------
FINANCING

Proceeds from sale of shares net of issuance fees ...............        28,796         16,548
Proceeds from sale of convertible debentures net of issuance fees     1,900,000           --
Proceeds from note receivable ...................................        20,698           --
Payments on capital lease obligations ...........................        (8,881)          (796)
                                                                    -----------    -----------
    Net cash provided by financing activities ...................     1,940,613         15,752
                                                                    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................       121,455        124,114
                                                                    -----------    -----------
Decrease in cash and cash equivalents ...........................      (621,853)      (145,349)

Cash and cash equivalents, beginning of period ..................     1,843,135      1,025,604
                                                                    -----------    -----------
Cash and cash equivalents, end of period ........................   $ 1,221,282    $   880,255
                                                                    ===========    ===========

Supplementary disclosures of cash flow information:

Cash paid during the period for:

   Interest .....................................................         1,798          1,136



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            June 30, 2004 (unaudited) and December 31, 2003 (audited)

1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $3,589,408 for the six months ended June 30, 2004 (2003 - $377,265) and reported an accumulated deficit at that date of $91,851,707 (2003 - $83,578,257). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                Three Months ended            Six Months ended
                                              June 30       June 30        June 30        June 30
                                                2004          2003           2004           2003
                                            (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
                                           -----------    -----------    -----------    -----------

Net loss, as reported ..................   $(2,010,858)   $  (118,772)   $(3,589,408)   $  (377,265)

Add:  Stock-based employee compensation

  expense included in reported net loss           --           48,185           --           97,184
Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards       (35,287)      (253,397)      (141,624)      (630,978)
                                           -----------    -----------    -----------    -----------

Pro forma net loss .....................   $(2,046,145)   $  (323,984)   $(3,731,032)   $  (911,059)
                                           ===========    ===========    ===========    ===========

Basic and diluted loss per share,
  as reported ..........................   $     (0.14)   $    (0.095)   $     (0.24)   $    (0.031)
                                           ===========    ===========    ===========    ===========
Basic and diluted loss per share,
  pro forma ............................   $     (0.14)   $    (0.026)   $     (0.25)   $    (0.075)
                                           ===========    ===========    ===========    ===========


6.       ACCOUNTS RECEIVABLE

                                                        June          December
                                                      30, 2004        31, 2003
                                                   -------------   ------------
                                                    (Unaudited)       (Audited)

         Accounts receivable - trade               $   1,331,100   $  1,925,336
         Scientific research tax credit receivable             -        215,966
         Other receivables                                37,666         23,739
         Allowance for doubtful accounts                (201,137)      (243,066)
                                                    ------------   ------------
                                                   $   1,167,629   $  1,921,975
                                                   =============   ============

7.       INVENTORIES
                                                       June          December
                                                      30, 2004       31, 2003
                                                   -------------   -------------
                                                    (Unaudited)       (Audited)

         Finished products                         $   1,886,503   $  1,306,580
         Raw materials                                   372,138         36,330
         Valuation allowance                            (573,423)      (376,477)
                                                   -------------   -------------
                                                   $   1,685,218   $   966,433,
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

         The convertible debentures are initially convertible into shares of common stock at $2.175. If, after September 23, 2004, the price of the Company's common stock is less than $2.61, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 93% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series S warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company has determined that there is a beneficial conversion feature equal to $474,377. This amount has been recorded as other equity and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

         In conjunction with this financing, certain anti-dilution provisions in the Company's convertible debentures, issued July 14, 2003, and Series R warrants were triggered. As a result, the set conversion price of the convertible debentures was reset from $4.318 to $2.175 and the exercise price of the Series R warrants was reset from $4.121 to $2.076. The reset of the July 14, 2003 convertible debenture resulted in an increase in the beneficial conversion feature in the amount of $369,511. This amount has been recorded as other equity and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the remaining debt term.

         During the quarter ended June 30, 2004, convertible debentures in an aggregate nominal value of $412,500 were converted to 360,663 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $233,783. This amount was expensed and recorded as additional paid in capital. In addition, an amount of $89,945, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the quarter ended March 31, 2004, convertible debentures in an aggregate nominal value of $500,000 were converted to 216,550 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $318,229 This amount was expensed and recorded as additional paid in capital. In addition, an amount of $100,918, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the three and six months ended June 30, 2004, $574,159 and $1,081,264, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.

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

Interest expense


     Interest expense amounted to $584,012 for the three months ended June 30, 2004 compared to $22,374 for the three months ended June 30, 2003. Included in interest expense for the three months ended June 30, 2004 is $574,159 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.


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

Interest expense


     Interest expense amounted to $1,101,070 for the six months ended June 30, 2004 compared to $37,653 for the six months ended June 30, 2003. Included in interest expense for the six months ended June 30, 2004 is $1,081,264 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.


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

Item 6.  Exhibits and Reports on Form 8-K

April 8, 2004         Press Release dated April 6, 2004 entitled "WaveRider
                      announces Q1 revenue of $2.3M"

April 23, 2004        Sale of convertible debentures

April 29, 2004        Press Release dated April 29, 2004 entitled "WaveRider
                      Communications Inc. reports Q1 2004 results"

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                    WaveRider Communications Inc.

Date: February 3, 2005              /s/ D. Bruce Sinclair
                                    ---------------------
                                    D. Bruce Sinclair
                                    Chief Executive Officer


                                    /s/ T. Scott Worthington
                                    ------------------------
                                    T. Scott Worthington Chief
                                    Financial Officer.