Form 10QSB/A
period 2004-09-30
WAVERIDER COMMUNICATIONS INC
filed 2005-02-07
CIK 844053

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

PART I.    FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                   September 30,      December 31,
                                                                                        2004              2003
                                                                                    (Unaudited)        (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,051,290     $   1,843,135
    Restricted cash                                                                            -           232,125
    Accounts receivable, less allowance for doubtful accounts                          1,408,484         1,921,975
    Inventories                                                                        1,040,371           966,433
    Note receivable                                                                            -            20,698
    Prepaid expenses and other assets                                                    131,570            92,600
                                                                                   -------------------------------

                  Current assets                                                       3,631,715         5,076,966

Property, plant and equipment, net                                                       332,548           407,489
                                                                                   -------------------------------

                                                                                   $   3,964,263    $    5,484,455
                                                                                   ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,142,544    $    2,329,938
    Deferred revenue                                                                     370,454           440,190
    Current portion of obligation under capital lease                                      1,233            10,458
                                                                                   -------------------------------

                  Current liabilities                                                  2,514,231         2,780,586




Convertible debentures                                                                 1,263,330           772,920

Obligation under capital lease                                                             3,528             4,155
                                                                                   -------------------------------

                  Total liabilities                                                    3,781,089         3,557,661
                                                                                   -------------------------------


Commitments and Contingencies (Note 10)

Shareholders' equity (deficit):

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares at September 30, 2004 and
       December 31, 2003                                                                       -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 15,691,488 shares at September 30, 2004
       14,429,409 shares at December 31, 2003                                             15,691            14,429

    Additional paid-in capital                                                        88,480,046        77,725,383
    Other equity                                                                       5,804,715        12,754,517
    Accumulated other comprehensive loss                                                (275,969)         (305,236)
    Accumulated deficit                                                              (93,841,309)      (88,262,299)
                                                                                   -------------------------------

                  Total shareholders' equity (deficit)                                   183,174         1,926,794
                                                                                   -------------------------------


                                                                                   $   3,964,263    $    5,484,455
                                                                                   ===============================

See accompanying notes to financial statements

WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2004              2003           2004           2003
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ----------------------------------------------------------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue                                        $    2,271,435     $  3,169,644   $    5,925,002    $  8,729,256
Service revenue                                               397,784          364,420        1,462,954       1,119,323
                                                       --------------     ------------   --------------    ------------

                                                            2,669,219        3,534,064        7,387,956       9,848,579
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,471,573        2,041,844        4,119,366       5,598,285
Service revenue                                               172,830          170,002          774,586         388,306
                                                       --------------     ------------   --------------    ------------

                                                            1,644,403        2,211,846        4,893,952      5,986,591
                                                       --------------     ------------   --------------    -----------

GROSS MARGIN                                                1,024,816        1,322,218        2,494,004       3,861,988
                                                       --------------     ------------   --------------    ------------

EXPENSES

Selling, general and administration                         1,121,693        1,326,894        3,871,484       3,663,153
Research and development                                      521,436          450,870        1,376,230        883,465
Depreciation and amortization                                  53,364          119,173          242,087         384,573
Bad debt expense                                               18,975            1,256           35,715           1,256
                                                       --------------     ------------   --------------    ------------

                                                            1,715,468        1,898,193        5,525,516       4,932,447
                                                       --------------     ------------   --------------    ------------

LOSS FROM OPERATIONS                                         (690,652)        (575,975)      (3,031,512)     (1,070,459)
                                                       --------------     ------------   --------------    ------------

NON-OPERATING EXPENSES (INCOME)


Interest expense                                            1,267,017          403,721        2,368,067         441,374

Foreign exchange loss (gain)                                   32,345          (12,155)         182,442        (163,352)
Interest income                                                  (412)          (5,952)          (3,031)         (9,627)
                                                       --------------     ------------   --------------    ------------

                                                            1,298,950          385,614        2,547,498         268,395
                                                       --------------     ------------   --------------    ------------


NET LOSS                                               $   (1,989,602)    $   (961,589)   $  (5,579,010)   $ (1,338,854)
                                                       ==============     ============   ==============    ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.13)    $      (0.07)   $       (0.38)   $      (0.11)
                                                       ==============     ============   ==============    ============

Weighted Average Number of Common Shares                   15,165,678       13,881,367       14,836,601      12,698,474
                                                       ==============     ============   ==============    ============

-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (91,851,707)     (83,578,257)     (88,262,299)    (83,200,992)

NET LOSS FOR THE PERIOD                                    (1,989,602)        (961,589)      (5,579,010)     (1,338,854)
                                                       --------------     ------------   --------------    ------------

CLOSING DEFICIT                                        $  (93,841,309)    $(84,539,846)  $  (94,841,309)   $(84,539,846)
                                                       ==============     ============   ==============    ============

-----------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                    (1,989,602)        (961,589)      (5,579,010)     (1,338,854)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                         (34,182)         (17,304)          29,267        (158,458)
                                                       ---------------    ------------   --------------    ------------

COMPREHENSIVE LOSS                                     $   (2,023,764)    $   (978,893)  $   (5,549,743)   $ (1,497,312)
                                                        =============     ============   ==============    ============



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                        Nine months ended September 30
                                                                                          2004                 2003
                                                                                    ------------------------------------
                                                                                       (Unaudited)         (Unaudited)
OPERATIONS


Net loss                                                                            $   (5,579,010)      $   (1,338,854)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          242,087              384,573
    Unrealized foreign exchange loss (gain)                                                158,174             (183,866)
    Compensatory stock options                                                                   -              143,741

    Non-cash financing charges                                                           2,340,008              385,226

    Gain on disposal of fixed assets                                                        (9,428)                   -
    Bad debt expense                                                                        35,715                1,256
Net changes in working capital items                                                       370,625              432,734
                                                                                    -----------------------------------

    Net cash used in operating activities                                               (2,441,829)            (175,190)
                                                                                    ------------------------------------

INVESTING

Cash received on acquisition of Avendo Wireless Inc.                                             -            1,177,420
Acquisition of property, plant and equipment                                              (161,324)             (34,733)
                                                                                    ------------------------------------

    Net cash provided by (used in) investing activities                                   (161,324)            1,142,687
                                                                                    ------------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                              30,796               18,770
Proceeds from sale of convertible debentures net of issue fees                           1,900,000            1,416,880
Proceeds from notes receivable                                                              20,698                    -
Payments on capital lease obligations                                                       (9,644)              (1,240)
                                                                                    ------------------------------------

    Net cash provided by financing activities                                            1,941,850            1,434,410
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   (130,542)             147,063
                                                                                    -----------------------------------

Increase (decrease) in cash and cash equivalents                                          (791,845)           2,548,970

Cash and cash equivalents, beginning of period                                           1,843,135            1,025,604
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    1,051,290   $        3,574,574
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $        2,292   $            3,064
Non-cash investing and financing activities
   Issuance of 8,749,999 shares of common stock, 3,000,000 common stock purchase
    warrants and 863,000 common stock options in connection with business combination            -            2,845,506
   Acquisition (disposal) of equipment under capital lease                                       -                8,101


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2004 (unaudited) and December 31, 2003 (audited)


1.       GOING CONCERN


         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $5,579,010 for the nine months ended September 30, 2004 (2003 - $1,338,854) and reported an accumulated deficit at that date of $93,841,309 (2003 - $84,539,846). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2004              2003           2004           2003
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ---------------------------------------------------------------


         Net loss, as reported                         $   (1,989,602)   $    (961,589)   $  (5,579,010)    (1,338,854)


         Add:  Stock-based employee compensation
           expense included in reported net loss                    -           46,557                -        143,741
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards             (52,054)        (207,535)        (193,678)      (838,513)
                                                       ---------------------------------------------------------------


         Pro forma net loss                            $   (2,041,656)   $  (1,122,567)   $  (5,772,688)  $ (2,033,626)
                                                       ===============================================================

         Basic and diluted loss per share,
           as reported                                 $        (0.13)   $       (0.07)   $       (0.38)  $      (0.11)
                                                       ===============================================================
         Basic and diluted loss per share,
           pro forma                                   $        (0.13)   $       (0.08)   $       (0.39)  $      (0.16)
                                                       ===============================================================



6.       ACCOUNTS RECEIVABLE
                                                        September     December
                                                        30, 2004      31, 2003
                                                       (Unaudited)   (Audited)
                                                      -------------------------
         Accounts receivable - trade                  $ 1,580,189   $ 1,925,336
         Scientific research tax credit receivable              -       215,966
         Other receivables                                 35,667        23,739
         Allowance for doubtful accounts                 (207,372)     (243,066)
                                                      -------------------------

                                                      $ 1,408,484   $ 1,921,975
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

         During the quarter ended September 30, 2004, convertible debentures in an aggregate nominal value of $212,279 were converted to 626,700 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $1,072,146. This amount was expensed and recorded as additional paid in capital. In addition, an amount of $47,388, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

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

         During the three and nine months ended September 30, 2004, $1,258,744 and $2,340,008, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.


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

Interest expense


     Interest expense amounted to $1,267,017 for the three months ended September 30, 2004 compared to $403,721 for the three months ended September 30, 2003. Included in interest expense for the three months ended September 30, 2004 is $1,258,744 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.


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

Interest expense


     Interest expense amounted to $2,368,087 for the nine months ended September 30, 2004 compared to $441,374 for the nine months ended September 30, 2003. Included in interest expense for the nine months ended September 30, 2004 is $2,340,008 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003 and April 2004. With the issuance of the convertible debentures in July 2003 and April 2004, which are due July 2006 and April 2007 respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.


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