Form 10KSB
period 2004-12-31
WAVERIDER COMMUNICATIONS INC
filed 2005-03-31
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from ____________to ___________

                         Commission File Number: 0-25680

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

                                  YES _X_  NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2004 were $9,541,604.

As of March 28, 2005, there were 20,826,485 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 28, 2005 was $1,955,182.

DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I

Item 1.           Description of Business                                                                         1
Item 2.           Description of Property                                                                         7
Item 3.           Legal Proceedings                                                                               7
Item 4.           Submission of Matters to a Vote of Security Holders                                             7

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters                                        9
Item 6.           Management's Discussion and Analysis                                                            9
Item 7.           Financial Statements                                                                           20
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           20
Item 8A.          Controls and Procedures                                                                        20

PART III

Item 9.           Directors and Executive Officers                                                               20
Item 10.          Executive Compensation                                                                         22
Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
                  Matters                                                                                        24
Item 12.          Certain Relationships and Related Transactions                                                 25
Item 13.          Exhibits                                                                                       25
Item 14.          Principal Accountant Fees and Services                                                         26


SIGNATURES                                                                                                       52

In this annual report on Form 10-KSB, and unless the context otherwise requires
(i) "Waverider," the "Company," "we," "us" and "our" refer to WaveRider Communications Inc. and its subsidiaries, taken as a whole and (ii) North America market means Canada and the United States of America.
              -----------------------------------------------------
All dollar amounts in this Annual Report are in U.S. dollars unless otherwise stated.
              -----------------------------------------------------
The information contained in this report has been adjusted to reflect a 1-for-10 reverse stock split of our common stock effective [ ].
              -----------------------------------------------------
This Annual Report on Form 10-KSB contains trademarks, service marks and registered marks of WaveRider Communications Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-K, trademarks identified by (R) and (TM) are registered trademarks or trademarks, respectively, of WaveRider Communications Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.
              -----------------------------------------------------
Market data used throughout this annual report was obtained from internal company estimates and various trade associations which monitor the industries in which we compete. We have not independently verified this market data. Similarly, internal company estimates, while believed to be reliable, have not been verified by any independent sources, and neither we nor any other person makes any representation as to the accuracy of the information. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors.
              -----------------------------------------------------

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that may Affect Future Results." We assume no obligation to update our forward-looking statements to reflect new information or developments, unless otherwise required. We urge readers to review carefully the risk factors and other information contained in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     WaveRider Communications Inc. is incorporated under the laws of the State of Nevada and trades on the OTC-BB under the symbol "WAVR-OB".

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

     In February 1997, we entered into negotiations to purchase Major Wireless Communications Inc. Major Wireless was organized in 1996, in British Columbia, Canada, as a private company, to address an existing and growing market need to provide cost-effective, high-speed wireless Internet links. In February 1997, we sold common share and preferred share units to finance the acquisition of and ongoing development of products by Major Wireless.

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

     The LMS supports a variety of services including Internet access for Voice over IP, e-mail, large file transfers, web browsing, streaming audio and streaming video. The LMS is optimized for Internet Protocol or IP Networks. Connectivity is provided to network users via an LMS end user modem designed specifically for business or residential use.

     The LMS is designed to be highly scalable, allowing network operators to begin with a small initial network and gradually build out a larger network with more users over time. There are no limits as to the number of network subscribers that can be supported by an LMS network due to its cellular like architecture which allows for the efficient re-use of radio channels.

NCL Products

     The NCL product family is a series of wireless bridges and routers designed specifically for use by Internet service providers, network managers and information technology managers. Offering point-to-point and point-to-multipoint line of sight wireless connectivity in the 5.8GHz and 900MHz license-free frequency bands, our NCL products can be used to establish wide area networks and building-to-building links. The NCL can connect a single computer or computer network to other single computers or computer networks.

     NCL5000 Series

     WaveRider's NCL5000 Series of 5.8 GHz bridge/routers with OFDM technology is an ideal solution for point-to-point backhaul and enterprise applications. With data rates of up to 72 Mbps, the NCL5000 Series supports heavy user traffic including large data files, video, MP3 files and other high-bandwidth applications such as streaming multimedia. The NCL5000's advanced OFDM technology offers the NLOS characteristics needed for successful wireless deployments. With increased spectral frequency and multiple, non-overlapping channels, OFDM is much more immune to multipath problems and more resistant to potential interferers than other wireless technologies. Equipped with a 400 mW radio, the NCL5000 outperforms other 5.8 GHz products in its class.

     NCL1900

     We launched the NCL1900 in May 2003. The NCL1900 delivers high speed wireless connections for LAN-to-LAN and LAN-to-Internet connectivity, on a non-line of sight basis, in the 900MHz license-free frequency band. The NCL1900 features our proprietary dynamic polling algorithm, which drastically improves performance in point-to-multipoint connections, eliminating the frequent packet collisions inherent with CSMA/CA. Our Dynamic Polling MAC also alleviates "hidden node" and "near-far" problems associated with 802.11-based systems.

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

     Currently, our products operate in the unlicensed spectrum, specifically 900 MHz and 5.8 GHz. We believe that our 900 MHz products in particular could enjoy wide acceptance because of their non-line-of-sight and easy to set up features. Deployments that combine business and consumer subscribers can be shown to offer a viable and profitable business case for service operators.

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

     Wireline Carriers (Independent Telephone Companies) - Independent regional telephone companies offer a significant potential market for our wireless service package. We are attracted to this type of company because it services a market that has an unmet need for broadband services and is challenged by expanding the range of services to its customers.

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

     Internet Service Providers - ISPs fall into three categories: national backbone providers, regional networks and independent service providers. Independent and regional providers act as intermediaries between the owners of the transmission networks over which Internet traffic is passed and the owners of the traffic that is available on the World Wide Web. For this reason, in the Internet service provider market, we are targeting independent and regional operators who understand that the value of incorporating a wireless strategy to enhance their position in the marketplace reduces their dependence on independent local exchange carriers.

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

     Alternative Carriers - We have seen the emergence of two new carrier segments: municipal government and power utilities.

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

     See Note 19 to our attached Consolidated financial statements, entitled "Segment Information", for a list of the foreign countries from which we derive revenues.

Professional Services

     Our professional services group is an important component in our sales and marketing strategy and in our opinion, provides an important competitive advantage.

     Our professional services strategy is to deliver flexible, cost effective and market driven service offerings. We believe that we are positioned to deliver this support strategy globally.

     We have utilized both global and local service partnerships to provide engineering design and installation services of our LMS and NCL products, under our direction. Through our systems engineers, we contract directly with our customers for these services.

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

     Solectron provides a full range of global manufacturing and supply-chain management services to the world's premier high-tech electronics companies. Solectron's offerings include new-product design and introduction services, materials management, high-tech product manufacturing, product warranty and end-of-life support. Solectron, the first two-time winner of the Malcolm Baldrige National Quality Award, has a full range of industry-leading capabilities on five continents. Its headquarters are in Milpitas, California.

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

     Our major competitors include AirSpan, Alvarion, Motorola and Proxim.

Regulation of Wireless Communications

     Currently, our technology is deployed in the highly regulated license- free frequency bands. As such, our products are not subject to any wireless or transmission licensing in the United States, Canada and many other jurisdictions worldwide. The products do, however, have to be approved by the Federal Communications Commission, for use in the United States, Industry Canada, for use in Canada, and other regulatory bodies for use in other jurisdictions, to ensure they meet the rigorous requirements for use of these bands.

     Continued license-free operation will be dependent upon the continuation of existing government policy and, while we are not aware of any policy changes planned or expected, this cannot be assured. License-free operation of our products in the 902 to 928 MHz and the 5.8 GHz bands are subordinate to certain licensed and unlicensed uses of the bands and our products must not cause harmful interference to other equipment operating in the bands and must accept interference from any of them. If we should be unable to eliminate any such harmful interference, or should our products be unable to accept interference caused by others, we or our customers could be required to cease operations in the bands in the locations affected by the harmful interference. Additionally, in the event the 902 to 928 MHz or the 5.8 GHz bands becomes unacceptably crowded, and no additional frequencies are allocated, our business could be adversely affected.

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

     During 2004, we continued these initiatives while developing new form factors for our products to enhance outdoor installation capabilities and portability.

     Research and Development expenditures in 2004, amounted to $1,666,131 compared with $996,487 in 2003.

Employees

     We currently have approximately 34 full time employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

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

     Cost commitments related to present leases are set forth in Note 13 "Commitments and contingencies" in the attached financial statements.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual general meeting on September 27, 2004 in Toronto, Canada. Notice of Meeting, dated August 20, 2004, and a definitive proxy statement was distributed to all shareholders of record, effective July 30, 2004, and filed with the Security and Exchange Commission August 24, 2004. The meeting was subsequently adjourned and reconvened on October 15, 2004.

     Two matters were voted upon at this annual general meeting.

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

     The votes received were as follows:

              For - 4,208,426        Against - 354,573          Abstain - 17,114

Events subsequent to the annual meeting of shareholders

     On October 28, 2004, Mr. Dennis Wing and on November 1, 2004, Mr. John Curry submitted their resignations as a directors of WaveRider Communications Inc. Neither Mr. Wing nor Mr. Curry expressed any disagreement with the Company at the time of their resignations. The resignations were reported on form 8-K which was filed with the SEC on November 3, 2004

     On January 12, 2005, Mr. Cameron Mingay submitted his resignation as a director of WaveRider Communications Inc. Mr. Mingay expressed no disagreement with the Company at the time of his resignation. His resignation was reported on form 8-K which was filed with the SEC on January 19, 2005.

     On January 17, 2005, Mr. Michael Chevalier was elected to the Board of Directors of WaveRider Communications Inc. by the incumbent members of the board. His election was reported on form 8-K which was filed with the SEC on January 19, 2005.

     On February 9, 2005, Mr. Donald Gibbs and Mr. Robert Francis were elected to the Board of Directors of WaveRider Communications Inc. by the members of the board. Their election was reported on form 8-K which was filed with the SEC on February 14, 2005.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our outstanding shares of common stock, par value $.001 per share, are quoted under the symbol "WAVR.OB" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. On June 17, 2004, our directors approved a 1-for-10 reverse stock split of our common stock, based on shareholder approval on September 4, 2003. The reverse stock split became effective on July 1, 2004. All common stock information presented herein has been retroactively restated to reflect the reverse stock split. Prior to July 1, 2004 our shares of common stock were traded under the symbol "WAVC.OB".

     The following table sets forth the closing high and low prices of the common stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:

                                          2004                      2003
                                   ------------------        ------------------
                                   High          Low         High          Low
                                   -----        -----        -----        -----
         First Quarter             $3.35        $2.25        $1.60        $0.90
         Second Quarter             2.40         1.00         6.00         0.90
         Third Quarter              1.05         0.29         4.40         2.00
         Fourth Quarter             0.33         0.23         3.80         2.10

     Holders: We have approximately 1,000 common shareholders of record as of March 28, 2005. This number does not include shareholders whose shares are held in street or nominee names.

     Dividends: While there are no restrictions on our ability to pay dividends, other than those common to all companies incorporated under the laws of the State of Nevada, we have not paid dividends to holders of our common stock. We do not expect to pay a cash dividend on our common stock in the foreseeable future and payment of dividends in the future will depend on our earnings and cash requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF WAVERIDER AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS AND ELSEWHERE IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

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

Market Environment and Strategic Direction

     Over the past several years, the global telecommunications market deteriorated, reflecting a significant reduction in capital spending by established service providers and a lack of venture capital for new entrants. Reasons for this market deterioration include the economic slowdown in the technology sector, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been significantly adversely affected.

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

Going Concern

Our financial statements have been prepared on a going-concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. The Company incurred a net loss of $6,300,669 for the year ended December 31, 2004 (2003 - $5,061,307) and reported an accumulated deficit at that date of $94,562,968 (2003 - $88,262,299). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

While the Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations, it does not presently have, in the absence of further financing, adequate cash to fund ongoing operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value.

The ability of the Company to continue as a going concern is dependent upon it securing additional external funding and achieving and maintaining profitable and cash flow positive operations to meet its obligations as they come due. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's) for the years ended December 31, 2004 and 2003, respectively:

                                               Year ended December 31,
                                        -------------------------------------
                                            2004         2003        % Change
                                        -------------------------------------
     North America                      $     5,940  $    10,376       (42.8%)
     Non-North America                        3,602        2,703        33.3%
                                        -------------------------------------

     Total revenues                     $     9,542  $    13,079       (27.0%)
                                        ======================================

     Percentage of total revenue

     North America                            62.2%        79.3%
     Non- North America                       37.8%        20.7%

     Total revenue declined 27% in the year ended December 31, 2004 compared to the year ended December 31, 2003 mainly as a result of a significant decline in our North American business caused by our major distributors not placing stocking orders and, the significant reduction in average selling prices of our products. In addition, it is our view that new installations have been hampered by the confusion in the market caused by the announcements surrounding Wi-MAX, which increase our sales cycles, and by other competitive offerings.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. WaveRider Australia has experienced a 44% increase in revenues through an increase in sales of licensed microwave products and related service revenues. The relative strength of the Australian dollar versus the U.S. dollar has further enhanced Australian based revenues.

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

Gross Margin

     The following table presents our gross margin and the percentage of total revenues ($000's):
                                                         Year ended
                                                         December 31,
                                                     -------------------
                                                      2004         2003
                                                     ------       ------
     Product revenue
         Gross margin                                $2,470       $4,214
         Gross margin rate                            31.8%        36.5%

     Service revenue
         Gross margin                                 $879         $966
         Gross margin rate                            49.3%        63.3%

     Total revenue
         Gross margin                                $3,349       $5,180
         Gross margin rate                            35.1%        39.6%

     Gross margins in 2004 decreased to 35.1% of revenue compared to 39.6% of revenue in 2003. In addition, due to the decline in quarterly revenues, total gross margin dollars decreased 35.3% compared to 2003.

     The decline in product revenue's gross margin percentage was mainly due to the write off of surplus inventories. In August 2003, the Company was required to place a final order for the processors, which are used in the current version of the Company's products, as a result of an end of life announcement by the manufacturer. These processors were delivered over the period from September 2003 through June 2004. As a result of the decline in revenues that the Company has experienced, management determined that the Company had an excess number of processors when compared to current forecasts. As a result, the Company provided for an additional inventory obsolescence charge of $253,000, included in cost of goods sold, in June 2004.

     The remainder of the decrease in product revenue's gross margin percentage from the 2003 level was due to continued price reductions in the LMS products to meet competitive pressures and stimulate demand. We are actively involved in continuing to find cost savings and product enhancements on our LMS products. We expect that cost reductions and improved sales mix will more than offset ongoing volume discounts and competitive pricing pressures to result in gross margin percentages at or above current levels over the next fiscal year.

     Service revenue's gross margin percentage declined due to the company using subcontractors in 2004 to design and implement network build outs for some of its customers. While the use of subcontractors allows the Company to expand its service offerings, the gross margins on subcontracted work is significantly lower.

Selling, General and Administrative expenses

     Selling, general and administrative expenses declined by 7.3% to $4,975,289 for the year ended December 31, 2004 from $5,366,858 for the year ended December 31, 2003. The decline in 2004 versus 2003 was mainly due to ongoing tight cost controls. As a result, we have reduced our compensation costs and related staff expenses and reduced our costs of professional services.

     While we intend to maintain tight cost controls, we believe that tactical spending in advertising and marketing communications could provide access to additional markets and potential customers. As such, we intend to increase our spending on sales and marketing, both within North America and internationally.

Research and Development expenses

     Research and Development expenses for the year ended December 31, 2004 amounted to $1,666,131 compared to $996,487 for the year ended December 31, 2003, an increase of 67.2%. The increase was mainly due to new development programs surrounding our integrated outdoor unit, the EUM 3006, next generation modems based on the 802.16 standard and foreign exchange fluctuations.

     It is the Company's view that products based on the Wi-MAX standard will not be generally available until 2006 or later. It is our belief that our current product technology will continue to provide technology solutions until the next generation modems are developed. At the same time, we intend to continue to enter into OEM and resale agreements with vendors of complementary products to expand our product offerings and to explore new product areas to expand our potential markets.

Depreciation and Amortization expense

     Depreciation and amortization expense declined by 43.1% to $290,529 for the year ended December 31, 2004 compared to $510,536 for the year ended December 31, 2003. During the last three years, we have withheld spending on new capital assets and do not plan any major capital acquisitions through fiscal 2005.

Foreign Exchange

     We incurred a foreign exchange loss for the year ended December 31, 2004 of $138,627 compared to a gain of $273,909 for the year ended December 31, 2003. The loss is due to the significant decline of the U.S. dollar versus the Canadian and Australian dollars throughout 2004. Most of our operating expenses are denominated in Canadian or Australian dollars, while much of our revenue is denominated in US dollars.

Write down of goodwill

     During the three months ended December 31, 2003, we undertook a complete review of our development plans and resources required to bring the Avendo technology, acquired in 2003, to commercial viability and compared these costs to the expected net present value of the discounted future cash flows As a result of management's analysis, it was determined that we would not undertake to fully commercialize the product, under current circumstances. We, therefore, determined that an impairment charge of $2,755,446 was required on the basis that the carrying value of goodwill exceeded its fair value.

Interest expense

     Interest expense amounted to $2,584,610 for the year ended December 31, 2004 compared to $699,821 for the year ended December 31, 2003, an increase of 269%. Included in interest expense for the year ended December 31, 2004 is $2,542,490 of non-cash charges related to the accretion and conversion of convertible debentures issued in April and November 2004 and additional charges related to the reset of the conversion rates for the convertible debentures issued in April 2004 and July 2003. Included in interest expense for the year ended December 31, 2003 is $616,031 of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003. With the issuance of the convertible debentures in 2003 and 2004, we will incur non-cash financial expenses during 2005 through the accretion of the beneficial conversion feature included in the debentures and through additional beneficial conversion feature amounts that could arise if the debentures are converted at a price below the price of our common shares at the time of issue.

Liquidity and Capital Resources

     We have funded our operations, for the most part, through equity and convertible debenture financing and have had no line of credit or similar credit facility available to us. Our outstanding shares of Common stock, par value $.001 per share, are traded under the symbol "WAVR" in the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. We must rely on our ability to raise money through equity and convertible debenture financing to pursue our business endeavors. The majority of funds raised have been allocated to the development of the WaveRider line of wireless data communications products and the operations of the Company.

     During November 2004, we issued convertible debentures, in the aggregate principal amount of $531,250, for cash proceeds of $500,000, less cash fees of $49,000. During April 2004, we issued convertible debentures, in the aggregate principal amount of $2,125,000, for cash proceeds of $2,000,000, less cash fees of $100,000.

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

     We used $2,838,062 of cash in operating activities in 2004 (2003 - $1,613,803). We expect to return to revenue and gross margin growth and to control cash expenditures in 2005. However, based on our current plans and projections, Management believes that we will have to raise additional funds in 2005 to meet our current and future financial commitments until we achieve positive cash flows from operations.

     While we have a plan that we believe will allow us to achieve profitability and cash flow positive operations, Management believes that we will have to raise additional funds in 2005 to meet our current and future financial commitments until we achieve positive cash flows from operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value.

Contractual Obligations

                                                                           Payments Due by Period
                                                                Less than          1 - 3             3 -5         After 5
Contractual obligation                            Total            1 year          years             years          years
-------------------------------------------------------------------------------------------------------------------------
Long-term debt obligations                  $2,427,776          $       -     $2,427,776          $      -        $     -
Capital lease obligations                        4,636              2,781          1,854
Operating leases                             1,731,613            398,758        784,076           548,779
Purchase obligations                           700,000            700,000              -                 -              -

         We provide our contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the agreement with the contract manufacturer, we are committed to assume liability for all parts required to manufacture our forecast products for 13 weeks and all final assembly costs for the forecast products for four weeks, on a rolling basis. We have issued a letter of credit to our contract manufacturer in the amount of $100,000 at December 31, 2004. The letter of credit secures our payment obligations under the purchase agreement. We have pledged cash to our bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.

     We plan to pay our contract manufacturer for the unconditional purchase obligation through net cash generated from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, intangible and other long-lived assets, income taxes, warranty obligations, product returns, fair value of equity instruments, litigation and contingencies. Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Losses on Receivables

     We have historically provided financial terms to certain customers in connection with purchases of our products. Financial terms, for credit-approved customers, are generally on a net 30-day basis.

     Total receivables at December 31, 2004 and 2003 were $1,090,990 and $2,165,041, respectively, with an allowance for losses on these receivables of $34,887 and $243,066, respectively.

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

     Net Inventories consisted of the following:

     December 31                              2004                  2003
     ---------------------------------------------------------------------

     Finished goods                     $   1,239,278         $  1,306,580
     Raw materials                            314,777               36,330
                                        -------------         ------------
                                            1,554,055            1,342,910
     Less inventory reserves                 (610,411)            (376,477)
                                        -------------         ------------
                                        $     943,644         $    966,433
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

Revenue Recognition

     Revenue from product sales to end-user and Value-Added Reseller customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is reasonably assured. Delivery occurs when the product is shipped, except when the terms of a specific contract include substantive customer acceptance. The Company continuously monitors inventory levels at distributors to ensure that inventory on-hand is reasonable.

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


     An investment in us involves a high degree of risk and common stock should not be purchased by anyone who cannot afford the loss of their entire investment. You should carefully consider all of the following risk factors discussed below as well as other information in this report. The risks described below are not all of the risks facing us. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

                RISKS RELATED TO WAVERIDER'S FINANCIAL CONDITION

We have a history of losses, and our future profitability is uncertain.

     We have experienced significant operating losses every year since incorporation. We incurred a net loss of $6,300,669 for the year ended December 31, 2004 (2003 - $5,061,307) and reported an accumulated deficit at that date of $94,562,968 (2003 - $88,262,299). We expect to continue to incur losses for 2005 in part due to the ongoing non-cash financing expenses that we will incur over the coming year.

     There can be no assurance that we will ever generate an overall profit from our products or that we will ever reach profitability on a sustained basis.

We have a going concern qualification in the report issued by our independent registered public accounting firm, which may make capital raising more difficult and may require us to scale back, cease operations or seek protection under the bankruptcy laws, putting investors' funds at risk.

     Our independent registered public accounting firm have added an explanatory paragraph to their audit report issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have experienced significant operating losses every year since incorporation and have an accumulated deficit of $94,562,968, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will able to obtain funding from external source when needed. If we continue to experience operating losses, we may be required to scale back, cease operations or seek protection under the bankruptcy laws; in which event we believes it is unlikely that our common stock will have any value.


                     RISKS RELATED TO INVESTING IN WAVERIDER

We may suffer dilution if we issue substantial shares of our common stock:

            o       upon conversion of convertible debentures; and
            o       upon exercise of the outstanding warrants and options.

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

We have limited intellectual property protection, and there is risk that our competitors will be able to appropriate our technology.

     Our ability to compete depends to a significant extent on our ability to protect our intellectual property and to operate without infringing the intellectual property rights of others. We regard our technology as proprietary. We have no issued patents, nor do we have any registered copyrights with respect to our intellectual property rights. We rely on employee and third party non-disclosure agreements and on the legal principles restricting the unauthorized disclosure and use of trade secrets. Despite our precautions, it might be possible for a third party to copy or otherwise obtain our technology, and use it without authorization. Although we intend to defend our intellectual property, we cannot assure you that the steps we have taken or that we may take in the future will be sufficient to prevent misappropriation or unauthorized use of our technology. In addition, there can be no assurance that foreign intellectual property laws will protect our intellectual property rights. There is no assurance that patent application or copyright registration that have been or may be filed will be granted, or that any issued patent or copyrights will not be challenged, invalidated or circumvented. There is no assurance that the rights granted under patents that may be issued or copyrights that may be registered will provide sufficient protection to our intellectual property rights. Moreover, we cannot assure you that our competitors will not independently develop technologies similar, or even superior, to our technology.

Use of our products is subordinated to other uses, and there is risk that our customers may have to limit or discontinue the use of our products.

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

                 RISK RELATED TO THE DATA COMMUNICATION INDUSTRY

Competition in the data communication industry is intense, and there is uncertainty that, given our new technology and limited resources, that we will be able to succeed.

       Although our products are based on a wireless technology, we compete not only against companies that base their products on wireless technology, but also against companies that base their products on hard-wired technology (wire or fiber optic cable). There can be no assurance that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. Competition is based on the design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. Competition in the various markets we serve comes from companies of various sizes many of which are larger and have greater financial and other resources than we do and, thus, can withstand adverse economic or market conditions better than we can.

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

The data communication industry is in a state of rapid technological change, and we may not be able to keep up.

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

        RISKS RELATED TO INVESTING IN LOW PRICED AND ILLIQUID SECURITIES

Our common stock now trades on the less well recognized Over the Counter Bulletin Board which could limit liquidity.

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

     Specifically, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;
(c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

     In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account.

     Finally, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

     These requirements may reduce the potential market for our common stock by reducing the number of potential investors, brokers and traders. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. We cannot predict the extent to which investor interest in our common stock, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become. P.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short periods or time or possibly at all

     Our stock price has been volatile. During fiscal 2004, the trading price of our common stock ranged from a low price of $0.23 per share to a high price of $3.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

         o variations in our quarterly results of operations;
         o the introduction of new products by us or our competitors;
         o acquisitions or strategic alliances involving us or our competitors;
         o future sales of shares of common stock in the public market; and
         o market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

No dividends anticipated.

     We intend to retain any future earnings to fund the operation and expansion of our business. We do not anticipate paying cash dividends on our shares in the foreseeable future.

                 RISKS RELATED TO NEW CORPORATE GOVERNANCE RULES

If we fail to maintain effective internal controls, the price of our common stock may be adversely affected.

     We are required to establish and maintain appropriate internal controls over financial reporting. Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. There can be no assurance that these actions will be effective or timely. However, we will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

     Failure to establish those controls, or any failure of those controls once established, could adversely impact Waverider's public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain. If we fail to comply in a timely manner, our business may suffer and the price of our common stock may decline

     Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. This requirement will first apply to our annual report for fiscal year ending December 31, 2006. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of the effectiveness of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any required improvements and receiving an attestation of our assessment by our independent registered public accountants. If management cannot assess Waverider's internal control over financial reporting as effective, or our independent registered public accounting firm is unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Our administrative costs and expenses resulting from the new regulations have increased, adversely affecting our financial condition and result of operations

     We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted thereunder. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The information required hereunder in this report as set forth in the "Index to Financial Statements" on page 24.

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

     For the three month period ended December 31, 2004, there were no changes in our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Name                               Age               Position                                 Director or Officer Since
----                               ---               --------                                 -------------------------
D. Bruce Sinclair                  53                Chief Executive Officer; Director                  1997
Gerry Chastelet                    58                Director                                           1999
Michael Chevalier                  62                Director                                           2005
Robert Francis                     69                Director                                           2005
Donald Gibbs                       59                Director                                           2005
Michael J. Milligan                47                Director                                           2003
Charles W. Brown                   49                Executive Vice President                           1998
T. Scott Worthington               50                Vice President; Chief Financial Officer;           1998
                                                     Secretary

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

Michael Chevalier has been a director since January 2005. From January 2001 to September 2002, he served as VP and General Manager of Magnetic Data International, a worldwide leader in cell phone and hard drive warranty repair. From 1991 to 2001, he was in varying capacities of increasing responsibilities for Motorola's Wireless Data Division. He started up the Canadian operation in Toronto and subsequently led the European Wide Operations for the same division in the UK and Germany. Mr. Chevalier studied at Mount Allison University and Sir George Williams University in Mathematics and Physics.

Robert D. Francis has been a Director since February, 2005. He has been the Managing Partner of Milford Communications Partners since 1993. Milford Communications Partners is a technology consulting firm specializing in wireless communications and automatic vehicle location systems. He also serves on the Board of Pluris Partners, Inc., the fund manager for the Pluris Opportunity Fund. This fund specializes in financing mergers and acquisitions in the communications and health care industries. Since 2003, he has served on the Board of Calmar Research Corporation and the newly formed subsidiary, Calmar Telematics, LLC. In 2004 he helped found, is a major shareholder in and is on the Board of Cirrus Communications Pty. Ltd, Sydney, Australia, an operator of fixed broadband wireless networks. From June 2002 to May 2003, Mr. Francis served on the Board of SkyLynx Communications (SKYC), an operator of wireless networks in the United States and Central America. Mr Francis has a Bachelor of Arts degree from Hendrix College, Conway, Arkansas.

Donald Gibbs has been a Director since February, 2005. He has operated his own independent consulting company since July 2004. From May 2002 to July 2004 Mr. Gibbs was the president and chief executive officer of Original Solutions Inc., a company providing testers to the printed circuit board industry. From April 2001 to March 2002 he was the president and chief executive officer of VipSwitch Inc. a provider of broadband routers and switches. From December 1998 to March 2001 Mr. Gibbs was a partner in an American venture capital company, Gorilla Capital Inc. Mr. Gibbs currently sits on the board of Zim Corporation. He has a Bachelor of Commerce degree from the University of Ottawa and is a Certified Management Accountant.

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

Charles W. Brown has been our executive vice president of the Company since October 15, 2002. From February 1998 to October 2002, he served as our vice president of marketing. From 1994 until February 1998, Mr. Brown was Clearnet Communications' first vice president and CIO. From 1993 to 1994, he served as vice president of, sales and marketing for Trillium Communications and, from 1990 to 1993, he served as director of, strategic planning and marketing for BCE Mobile. Mr. Brown has a Masters in Business Administration from the University of Western Ontario.

T. Scott Worthington has been our vice president and the Company's chief financial officer since January 1998. Mr. Worthington has over 25 years of senior financial and executive management, including 9 years at Dell Computer Corporation, in Canada, where he held numerous positions including chief financial officer of the Canadian subsidiary. Mr. Worthington has a Bachelor of Business Administration from York University and is a Chartered Accountant.

Audit Committee

Effective February 9, 2005, our audit committee consists of Messrs. Chevalier, Gibbs and Milligan. During 2004, until the resignation of Mr. Curry on November 1, 2004, the audit committee consisted of Messrs. Chastelet, Curry and Milligan. With the resignation of Messrs. Curry and Wing, in November 2004, and prior to the reconstitution of the audit committee in February 2005, the Board of Directors acted as a committee of the whole on audit committee matters. Our board of directors has determined that each of Messrs. Chavalier, Gibbs and Milligan is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and has designated Mr. Milligan as the "audit committee financial expert."

Section 16(a)  Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2004 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2004, or written representations that Form 5 was not required for fiscal 2004, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.

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

     If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

The following table describes the compensation earned in fiscal 2004 by the Chief Executive Officer of the Company and the other executive officers who received compensation in excess of $100,000 in 2004, 2003 and 2002 ("named executive officers").

Summary Compensation Table

                                                  Annual Compensation              Long Term        All Other
                                            (amounts in U.S. dollars)(1)          Compensation     Compensation

Name and Principal Position           Year      Salary ($)    Bonus ($)       Stock Options (#)      ($) (1)

D. Bruce Sinclair                     2004        $115,972            -                  -               -
CEO/Director                          2003        $105,966      $62,214                  -               -
                                      2002        $185,401      $15,734             10,000               -


Charles W. Brown                      2004        $159,729            -                  -               -
Executive Vice President              2003        $157,442      $25,627                  -               -
                                      2002        $138,949      $11,329             60,000               -


T. Scott Worthington                  2004        $135,089            -                  -               -
Vice President & CFO                  2003        $128,016      $21,390                  -               -
                                      2002        $113,437       $3,147             60,000               -

(1) In accordance with regulations promulgated by the SEC, perquisites are not included if the aggregate amount is less than the lesser of $50,000 or 10% of salary and bonus.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information regarding exercisable and unexercisable stock options held as of December 31, 2004, by each of the named executive officers. The value of unexercised in-the-money options has been calculated by determining the difference between the exercise price per share payable upon exercise of such options and the last sale price of the common stock on December 31, 2004, as reported in the over-the-counter market on the OTC Electronic Bulletin Board ($0.24 per share). No stock options were exercised by named executive officers during 2004.

                           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                      Number of securities      Value of unexercised
                                                                     underlying unexercised         in-the-money
                                                                         options/SARs at           options/SARs at
                                 Shares                                    FY-End (#)                FY-End ($)
                               acquired on         value                  exercisable/              exercisable/
Name                          exercise (#)     realized ($)               unexercisable            unexercisable
-----------------------------------------------------------------------------------------------------------------

D. Bruce Sinclair (1)               0               $0                   217,500 / 5,000               $0 / $0

Charles W. Brown                    0               $0                   75,000 / 5,000              $7,000 / $0

T. Scott Worthington                0               $0                   75,000 / 5,000              $7,000 / $0

(1) Included in Mr. Sinclair's options are 77,500 options received from other shareholders.

Director Compensation

During the year ended December 31, 2004, the director's compensation plan included: 1) a $2,500 annual retainer for each non-employee director, payable quarterly; 2) a $1,000 annual retainer for each committee chairman; 3) a $1,000 meeting fee for each director who attended a board of directors or committee meeting in person; 4) a $250 meeting fee for each director who attended a board of directors or committee meeting via telephone; and 5) effective the next annual meeting of shareholders, an award of options to purchase 50,000 shares of common stock for each non-employee director elected at the annual meeting to serve the following year. Subsequent to the year end, on February 9, 2005, the non-employee directors were each awarded 50,000 options under the Employee Stock Option (2002) Plan for their participation on the board of directors and each of its subcommittees.

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

From time to time, since that date, the board of directors has reviewed and amended the base salary, bonus and severance components of that agreement. On October 16, 2002, Mr. Sinclair reduced his day-to-day involvement, ceased using the title president, and waived salary payments in excess of Can. $84,000 per annum. On April 1, 2003, Mr. Sinclair and the compensation committee of the board of directors agreed to a change in the amount being waived to any amount in excess of Can. $175,000. On October 15, 2004, in order to support the Company's cash position, Mr. Sinclair agreed to a further change, which waived any amount in excess of Can. $60,000. The waiver of salary payments over the amount agreed does not impact Mr. Sinclair's potential severance entitlement.

In 2001, the board of directors agreed to amend Mr. Sinclair's employment agreement to provide that in the event that Mr. Sinclair's employment was terminated, other than for cause, he would be paid severance in an amount equal to three year's salary. On February 9, 2005, the board of directors and Mr. Sinclair agreed to reduce the severance to an amount equal to one year's salary in exchange for the issuance of employee stock options to purchase 500,000 shares of common stock, at the then current market price of $0.19 per share.

Despite the various changes in Mr. Sinclair's compensation since October 16, 2002, he continues to be actively involved as the Chief Executive Officer of the company, providing oversight and direction while pursuing opportunities in mergers, acquisitions and strategic partnerships.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information regarding beneficial ownership of our common stock as of March 29, 2005 by each person known to us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our chief executive officer and two other executive officers; and all of our current directors and executive officers as a group.

Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding
--------------------                                    ----------------------------   -----------------
D. Bruce Sinclair, CEO and director (3)                             997,122                  4.57%
Gerry Chastelet, director (4)                                        57,500                  0.28%
Michel Chevalier, director (5)                                       51,500                  0.24%
Donald Gibbs, director (4)                                           50,000                  0.24%
Robert Francis, director (4)                                         50,000                  0.25%
Michael J. Milligan, director (4)                                    55,000                  0.26%
Charles Brown, executive vice president (6)                          95,203                  0.46%
T. Scott Worthington, vice president and CFO (7)                     95,140                  0.45%

All directors and executive officers (8 persons)                  1,451,465                  6.52%

Crescent International Limited (8)                                2,314,053                 9.999%
Clarendon House, 2 Church Street,
Hamilton H 11, Bermuda


(1) Each director's address and officer's address is c/o WaveRider Communications Inc., 255 Consumers Road, Suite 500, Toronto, Ontario, Canada M2J 1R4.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after March 28, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 20,826,485 shares of common stock outstanding on March 29, 2005, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act.
(3) Consists of 229,061 shares of common stock and 50,561 shares of common stock issuable upon exercise of warrants and 717,500 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 29, 2005.
(4) Consists of shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 29, 2005.
(5) Consists of 1,500 shares of common stock and 50,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 29, 2005.

(6) Consists of 7,563 shares of common stock and 12,640 shares of common stock issuable upon exercise of warrants and 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 29, 2005.
(7) Consists of 7,500 shares of common stock and 12,640 shares of common stock issuable upon exercise of warrants and 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 29, 2005.
(8) Consists of shares of common stock, shares of common stock issuable upon conversion of convertible debentures, with a face value of $1,678,125, and 547,550 shares of common stock issuable upon exercise of warrants. Except under limited circumstances, no holder of the convertible debentures or the warrants is entitled to convert any portion of the notes into, or exercise any portion of the warrants for, shares of common stock or to dispose of any portion of the notes or warrants to the extent that the right to effect such conversion, exercise or disposition would result in the holder or any of its affiliates beneficially owning more than 9.999% of the outstanding shares of common stock. Therefore, the number of shares set forth herein and which Crescent may sell pursuant to any prospectus may exceed the number of shares of common stock it would otherwise beneficially own as determined pursuant to Section 13(d) of the Securities Exchange Act.

Equity Compensation Plan Disclosure

The following table sets forth certain information as of December 31, 2004, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. Our equity compensation plans include the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan, the Employee Stock Option (2002) Plan and the Employee Stock Purchase (2000) Plan. All of these equity compensation plans have been approved by our stockholders.


                                          Number of securities
                                            to be issued upon                                Number of securities
                                              exercise of            Weighted-average       remaining available for
                                              outstanding           exercise price of        future issuance under
                                            options warrants       outstanding options,       equity compensation
Plan Category                                 and rights           warrants and rights               plans
-------------                            ----------------------  -------------------------  ------------------------
Equity Compensation Plans Approved by           505,661                    $4.58                 1,372,185 (1)
Security Holders
Equity Compensation Plans Not Approved
by Security Holders                      ----------------------  -------------------------  ------------------------
                                                      -                        -                         -
         Total                                  505,661                    $4.58                 1,372,185 (1)
                                         ======================  =========================  ========================

-------------------
(1) Our Stock Option Plans authorize the issuance of incentive stock options and nonqualified stock options. The above number includes 178,292 shares of common stock available for future grants under the Stock Option (1997) Plan, 275,482 shares of common stock available for future grants under the 1999 Incentive and Nonqualified Stock Option Plan, 359,915 shares of common stock available for future grants under the Stock Option (2000) Plan, 367,500 shares of common stock available for future grants under the Stock Option (2002) Plan, and 190,996 shares of common stock reserved for future issuances under the 2000 Employee Stock Purchase Plan.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions or series of transactions, for the fiscal year ended December 31, 2004, to which we were a party, in which the amount exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% or greater stockholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 13. EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

The following is a summary of the fees billed to us by Wolf & Company, P.C. for professional services rendered for the fiscal years ended December 31, 2004 and December 31, 2003:

        Fee Category                      Fiscal 2004 Fees      Fiscal 2003 Fees

        Audit Fees (1)                    $        120,000     $         140,400
        Audit-Related Fees (2)                      28,500                12,510
        Tax Fees (3)                                 8,300                 7,700
        All Other Fees (4)                           1,500                 9,800
                                          ----------------     -----------------

        Total Fees                        $        158,300               170,410
                                          ================     =================

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.
(2) Audit-Related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the board of directors and audit committee.
(3) Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. (4) All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain Sarbanes-Oxley compliance and accounting research and assistance with a regulatory matter.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

At present, our audit committee approves each engagement for audit or non-audit services before we engage Wolf & Company to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage Wolf & Company to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by Wolf & Company for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

              CONSOLIDATED FINANCIAL STATEMENTS

              WaveRider Communications Inc.


              TORONTO, ONTARIO, CANADA

              DECEMBER 31, 2004









              1. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

              2. CONSOLIDATED BALANCE SHEETS

              3. CONSOLIDATED STATEMENTS OF LOSS

              4. CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

              5. CONSOLIDATED STATEMENTS OF CASH FLOWS

              6. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
WaveRider Communications Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of WaveRider Communications Inc. as of December 31, 2004 and 2003, and the related consolidated statements of loss, changes in shareholders' (deficit) equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WaveRider Communications Inc. as of December 31, 2004 and 2003, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Wolf & Company, P.C.

Boston, Massachusetts, U.S.A.
January 28, 2005

WaveRider Communications Inc.
CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                         2004             2003
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,291,822     $   1,843,135
    Restricted cash                                                                      100,000           232,125
    Accounts receivable, less allowance for doubtful accounts                          1,056,103         1,921,975
    Inventories                                                                          943,644           966,433
    Note receivable                                                                            -            20,698
    Prepaid expenses and other assets                                                    145,805            92,600
                                                                                   -------------    --------------

                  Current assets                                                       3,537,374         5,076,966

Property, plant and equipment, net                                                       295,063           407,489
                                                                                   -------------    --------------

                                                                                   $   3,832,437    $    5,484,455
                                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,080,064    $    2,329,938
    Deferred revenue                                                                     407,639           440,190
    Current portion of obligations under capital lease                                     2,781            10,458
                                                                                   -------------    --------------

                  Current liabilities                                                  2,490,484         2,780,586

Convertible debentures, net of discount                                                1,506,322           772,920
Obligations under capital lease                                                            1,854             4,155
                                                                                   -------------    --------------

                  Total liabilities                                                    3,998,660         3,557,661
                                                                                   -------------    --------------

Commitments and Contingencies (Note 13)

Shareholders' (deficit) equity:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2004 and 2003                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 16,571,732 shares in 2004 and
    14,429,409 shares in 2003                                                             16,572            14,429
    Additional paid-in capital                                                        89,582,484        77,725,383
    Other equity                                                                       5,134,928        12,754,517
    Accumulated other comprehensive loss                                                (337,239)         (305,236)
    Accumulated deficit                                                              (94,562,968)      (88,262,299)
                                                                                   --------------   ---------------

                  Total shareholders' (deficit) equity                                  (166,223)        1,926,794
                                                                                   --------------   --------------

                                                                                   $   3,832,437    $    5,484,455
                                                                                   =============    ==============

        REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             AND ACCOMPANYING NOTES

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF LOSS


                                                                                             Years ended December 31
                                                                                              2004              2003
REVENUE

Product revenue                                                                         $     7,760,329   $   11,552,992
Service revenue                                                                               1,781,275        1,525,563
                                                                                        ---------------   --------------

                                                                                              9,541,604       13,078,555
COST OF REVENUE

Product revenue                                                                               5,290,182        7,338,875
Service revenue                                                                                 902,590          560,141
                                                                                        ---------------   --------------

                                                                                              6,192,772        7,899,016

GROSS MARGIN                                                                                  3,348,832        5,179,539
                                                                                        ---------------   --------------

OPERATING EXPENSES

Selling, general and administration                                                           4,975,289        5,366,858
Research and development                                                                      1,666,131          996,487
Depreciation and amortization                                                                   290,529          510,536
Bad debt (recovery) expense                                                                      (1,437)         200,137
                                                                                        ----------------  --------------

                                                                                              6,930,512        7,074,018

LOSS FROM OPERATIONS                                                                          3,581,680        1,894,479
                                                                                        ---------------   --------------

NON-OPERATING EXPENSES (INCOME)

Write-off of goodwill                                                                                 -        2,755,446
Interest expense                                                                              2,584,610          699,821
Foreign exchange loss (gain)                                                                    138,627         (273,909)
Interest income                                                                                  (4,248)         (14,530)
                                                                                        ----------------  --------------

                                                                                              2,718,989        3,166,828

NET LOSS                                                                                $    (6,300,669)  $   (5,061,307)
                                                                                        ================  ==============

BASIC AND DILUTED LOSS PER SHARE                                                        $         (0.42)           (0.39)
                                                                                        ================  ==============

Weighted Average Number of Common Shares                                                     15,139,018       13,068,331
                                                                                        ===============   ==============


        REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             AND ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

Years ended December 31


                                                                                                               Accumulated
                                                             Additional                                           Other
                       Common Shares      Preferred Shares    Paid-in       Other     Deferred               Comprehensive
                     Number    Par Value  Number  Par Value   Capital      Equity   Compensation   Deficit   Income (Loss)   Total
                   -----------------------------------------------------------------------------------------------------------------


December 31, 2002  11,675,512   $11,675   16,700   $  167  $72,502,569  $12,621,831 $(173,260)  (83,200,992) $(102,371)  $1,659,619

Issuances              34,117        34                         35,211                                                       35,245
Conversions &
  exercises         1,844,780     1,845  (16,700)    (167)     988,265     323,973                                        1,313,916
Issuance for
  purchase of
  Avendo              875,000       875                      3,411,624     610,427                                        4,022,926
Expiry of options
  and warrants                                                 787,714    (801,714)    14,000                                     -
Amortization of
  deferred
  compensation                                                                        159,260                               159,260
                                                                                                                         ----------
Cumulative
  translation
  adjustments                                                                                                 (202,865)    (202,865)
Net loss                                                                                         (5,061,307)             (5,061,307)
                                                                                                                         ----------
Comprehensive
  net loss                                                                                                               (5,264,172)
                   ----------------------------------------------------------------------------------------------------------------
December 31, 2003  14,429,409   $14,429        -   $    -  $77,725,383  $12,754,517  $       -  $(88,262,299) $(305,236) $1,926,794

Issuances              17,875        18                         24,292                                                       24,310
Conversions
  & exercises       2,124,448     2,125                      3,278,874      934,346                                       4,215,345
Expiry of options
  and warrants                                               8,553,935   (8,553,935)                                              -
Cumulative
  translation
  adjustments                                                                                                  (32,003)     (32,003)
Net loss                                                                                         (6,300,669)             (6,300,669)
                                                                                                                         ----------
Comprehensive
  net loss                                                                                                               (6,332,672)
                   ----------------------------------------------------------------------------------------------------------------
December 31, 2004  16,571,732   $16,572        -   $    -  $89,582,484  $ 5,134,928  $       -  $(94,562,968) $(337,239) $ (166,223)
                   ================================================================================================================

        REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             AND ACCOMPANYING NOTES

WaveRider Communications Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Year ended December 31
                                                                                          2004             2003
OPERATING

Net loss                                                                             $ (6,300,669)   $   (5,061,307)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           290,529           510,536
  Write-off of goodwill                                                                         -         2,755,446
  Charges for issuance of options and warrants                                                  -           159,260
  Non-cash financing expenses                                                           2,542,490           616,031
  Bad debt expense                                                                         (1,437)          200,137
  Unrealized foreign exchange loss (gain)                                                 103,411          (216,067)
  (Gain) loss on disposal of property, plant and equipment                                 (9,198)           13,064
Net changes in working capital items                                                      536,812          (590,903)
                                                                                     ------------    --------------

                  Net cash used in operating activities                                (2,838,062)       (1,613,803)
                                                                                     -------------   --------------

INVESTING

Acquisition of property, plant and equipment                                             (165,199)          (59,618)
Cash received on acquisition of Avendo Wireless Inc.                                            -         1,177,420
                                                                                    -------------    --------------

                  Net cash provided by (used in) investing activities                    (165,199)        1,117,802
                                                                                     -------------   --------------

FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                                         31,476            41,174
Proceeds from sale of convertible debentures net of issue fees                          2,351,000         1,416,880
Movement in restricted cash                                                               132,125          (232,125)
Repayment of note receivable                                                               20,698                 -
Payments on capital lease obligations                                                    (10,168)            (9,542)
                                                                                     ------------    --------------

                  Net cash provided by financing activities                             2,525,131         1,216,387
                                                                                     ------------    --------------

Effect of exchange rate changes on cash                                                   (73,183)           97,145
                                                                                     -------------   --------------

(Decrease) increase in cash and cash equivalents                                         (551,313)          817,531

Cash and cash equivalents, beginning of year                                            1,843,135         1,025,604
                                                                                     ------------    --------------

Cash and cash equivalents, end of year                                               $  1,291,822    $    1,843,135
                                                                                     ============    ==============


        REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                             AND ACCOMPANYING NOTES

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003


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


2.       GOING CONCERN

These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $6,300,669 for the year ended December 31, 2004 (2003 - $5,061,307) and reported an accumulated deficit at that date of $94,562,968 (2003 - $88,262,299). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

While the Company has a plan that it believes will allow it to achieve profitability and cash flow positive operations, it does not presently have, in the absence of further financing, adequate cash to fund ongoing operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value.

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


3.       BASIS OF PRESENTATION

On June 17, 2004, our directors approved a 1-for-10 reverse stock split of our common stock, based on shareholder approval on September 4, 2003. The reverse stock split became effective on July 1, 2004. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.


4.       SIGNIFICANT ACCOUNTING POLICIES

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

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reporting period. Actual results could differ from those estimates. Material estimates that are susceptible to significant changes in the near term relate to the allowance for losses on receivables, inventory valuation reserves, warranty liabilities, income taxes and the fair value of equity instruments.

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

The fair values of cash and cash equivalents, accounts receivable, current notes receivable, accounts payable and current liabilities approximate their recorded amounts because of their short term to realization or settlement. The fair value of convertible debentures approximates its carrying value due to its market rates and relatively short term to maturity.

Cash and cash equivalents - All liquid investments having an original maturity not exceeding three months are treated as cash equivalents.

Restricted cash -- Restricted cash consists of amounts collateralizing the letter of credit described in Note 13.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

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

Product Warranty - The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 12 months. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company's product warranty liability for the year ended December 31, are as follows:

                                                       2004            2003
                                                  -----------------------------
Balance, beginning                                $     110,060  $       40,345
Warranties issued                                        22,794         168,933
Settlements made in cash or in-kind                     (29,704)        (71,424)
Changes in estimated pre-existing warranties,
including expirations                                       169         (27,794)
                                                  -----------------------------

Balance, ending                                   $    103,319   $      110,060
                                                  =============  ==============

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

                     Years ended December 31, 2004 and 2003

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

Realized and unrealized foreign exchange losses/(gains) included in the statement of operations are $138,627 in 2004 (2003 - ($273,909)).

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock-based employee compensation:

                                                                                2004                      2003
                                                                                ----                      ----

Net loss, as reported                                                  $     (6,300,669)         $      (5,061,307)

Add:       Stock-based employee compensation
           expense included in reported net loss                                      -                    159,260

Deduct:    Stock-based employee compensation expense determined
           under fair value based method for all awards                        (193,877)                  (941,486)
                                                                       ----------------          -----------------

Pro forma net loss                                                     $     (6,494,546)         $      (5,843,533)
                                                                       ================          =================

Basic and diluted loss per share, as reported                          $          (0.42)         $           (0.39)
                                                                       ================          =================

Basic and diluted loss per share, pro forma                            $          (0.43)         $          (0. 45)
                                                                       ================          =================

Research and development costs - Research and development costs are charged to expense as incurred.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

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

Recent Accounting Pronouncements- In December 2003, the Securities and Exchange Commission, ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB No. 101 that had been codified in SEC Topic No. 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB No.
104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact our consolidated financial statements.

In December 2003, the FASB issued FASB interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity in investments with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If we had included the fair value of employee stock options in our financial statements, our net loss for the fiscal years ended December 31, 2004 and 2003 would have been as disclosed in Note 4 above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material or spoilage. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred. SFAS No. 151 requires that these costs be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our financial statements.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

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

Under the terms of the acquisition, the Company issued 875,000 shares of common stock and 300,000 common stock purchase warrants in exchange for all of the issued and outstanding shares of Avendo and all outstanding long term debt. The warrants are exercisable at $4.10 per share for a five year period and include a net share settlement feature. In addition, the Company issued to the employees and advisors to Avendo 86,300 employee stock options, with an exercise price of $3.90, the fair value of the common stock on that date.

The transaction was accounted for as a purchase and is summarized as follows:

Cash on hand                                                    $     1,177,420
Other current assets                                                    245,379
Fixed assets                                                             16,235
Current liabilities                                                     (64,689)
                                                                ---------------

Net assets received                                                   1,374,345
Expenses incurred on acquisition                                       (106,865)
Goodwill                                                              2,755,446
                                                                ---------------

Total consideration received                                    $     4,022,926
                                                                ===============

Common stock issued on closing                                  $     3,412,500
Warrants issued on closing at fair value                                416,647
Employee stock options issued on closing at fair value                  193,779
                                                                ---------------

Total consideration given                                       $     4,022,926
                                                                ===============

The cash effect of this transaction is summarized as follows:

Cash acquired on closing                                        $     1,177,420
                                                                ===============

The pro forma effect of this transaction is summarized as follows:
                                                         Year ended December 31,
                                                                  2003

Pro forma consolidated revenue                              $    13,078,555
                                                            ===============

Pro forma consolidated net loss                             $    (5,218,686)
                                                            ================

Pro forma consolidated basic and diluted loss per share     $         (0.40)
                                                            ================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

In conjunction with our 2003 year-end audit, the Company undertook a complete review of its development plans and resources required to bring the acquired Avendo technology to commercial viability and compared these costs to the expected net present value of the discounted future cash flows. As a result of management's analysis, it was determined that we would not undertake to fully commercialize the product, under current circumstances. As a result, an impairment charge of $2,755,446 was required on the basis that the carrying value of goodwill exceeded its fair value.

6.       ACCOUNTS RECEIVABLE

                                                      2004              2003
                                                -------------------------------

Accounts receivable - trade                     $   1,076,013     $   1,925,336
Scientific research tax credit receivable                   -           215,966
Other receivables                                      14,977            23,739
Allowance for doubtful accounts                       (34,887)         (243,066)
                                                --------------------------------

                                                $   1,056,103     $   1,921,975
                                                ===============================

7.       INVENTORIES

                                                      2004              2003
                                                -------------------------------

Finished products                               $   1,239,278     $   1,306,580
Raw materials                                         314,777            36,330
Valuation allowance                                  (610,411)         (376,477)
                                                --------------------------------

                                                $     943,644     $     966,433
                                                ===============================


8.       NOTE RECEIVABLE

On February 28, 2001, the Company purchased a promissory note from Platinum Communications Corporation ("Platinum") in the amount of approximately $65,601 (Can $100,000). The note is secured by certain assets of Platinum, bears interest at Canadian prime rate plus 2% and is repayable in 20 equal monthly instalments commencing March 1, 2002. In March 2004, Platinum made all payments required to retire the loan.

9.       PROPERTY, PLANT AND EQUIPMENT

                                                          Net Book                                        Net Book
                                            Accumulated     Value                         Accumulated       Value
                               Cost        Depreciation     2004              Cost       Depreciation       2003
                          -----------------------------------------------------------------------------------------
Computer software          $   936,902   $    921,626  $    15,276      $    916,902   $    911,576    $      5,326
Computer equipment           1,161,264      1,043,560      117,704         1,112,321        977,431         134,890
Lab equipment and tools      1,102,475      1,035,144       67,331         1,047,150        923,920         123,230
Equipment and fixtures         323,285        272,672       50,613           339,071        274,464          64,607
Assets held for lease           84,824         55,136       29,688            84,824         38,171          46,653
Leasehold improvements          27,150         12,699       14,451            83,177         50,394          32,783
                          -----------------------------------------------------------------------------------------

                          $  3,635,900   $  3,340,837  $   295,063      $  3,583,445   $  3,175,956    $    407,489
                          =========================================================================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

Capital leases - computer equipment includes $nil (2003 - $24,123) net of accumulated depreciation of $211,529 (2003- $187,407), Lab Equipment and tools includes $410 (2003 - $23,622) net of accumulated depreciation of $350,175 (2003
- $326,963) and Equipment and fixtures includes $6,434 (2003 - $725) net of accumulated depreciation of $919 (2003 - $15,723).

The assets held for lease consist of a communication tower and wireless communications equipment which have been leased to a customer on a fixed three-year term. Unless terminated the lease automatically renews for an additional three-year term. The minimum lease payments receivable under the contracts are $16,700 in 2005.


10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                               2004              2003
                                        -----------------------------------

Accounts payable                         $      888,974      $   1,415,770
Accrued development costs                       317,126              3,179
Accrued salaries and benefits                   269,645            372,072
Accrued royalties                               107,610             69,744
Accrued warranty                                103,319            110,060
Accrued audit and tax                            74,546            100,000
Other accrued liabilities                       318,844            259,113
                                        ----------------------------------

                                        $     2,080,064      $   2,329,938
                                        ==================================


11.      CONVERTIBLE DEBENTURES

i) November 15, 2004 Issue -- On November 15, 2004, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $531,250 to Crescent International Ltd. and Palisades Master Fund and received cash proceeds of $500,000, before cash fees of $49,000. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series T warrants to purchase 510,818 shares of common stock at a price of $0.273 per share with a term of five years. Based upon the relative fair value of the underlying instruments, $401,320 of the total proceeds, net of costs, was allocated to convertible debentures and $49,680 was allocated to the Series T warrants.

         The convertible debentures are initially convertible into shares of common stock at $0.286. If, after April 14, 2005, the price of the Company's common stock is less than $0.3432, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 90% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series T warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company has determined that there is a beneficial conversion feature equal to $145,355. This amount has been recorded as additional paid-in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

         In conjunction with this financing, certain anti-dilution provisions in the Company's convertible debentures, issued April 23, 2004 and July 14, 2003, and its Series R and S warrants were triggered. As a result, the set conversion price of the April 23, 2004 and July 14, 2003 convertible debentures was reset from $2.175 to $0.286 and the exercise price of the Series R and S warrants was reset from $2.076 to $0.273. The reset of the April 23, 2004 convertible debenture resulted in an increase in the beneficial conversion feature in the amount of $30,265, which was limited to the proceeds allocated to the convertible notes. This amount has been recorded as additional paid-in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the remaining debt term.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

ii) April 23, 2004 Issue -- On April 23, 2004, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $2,125,000 to Crescent International Ltd. and Palisades Master Fund and received cash proceeds of $2,000,000, before cash fees of $100,000. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series S warrants to purchase 268,715 shares of common stock at a price of $2.076 per share, reset to $0.273 on November 15, 2004, with a term of five years. Based upon the relative fair value of the underlying instruments, $1,720,041 of the total proceeds, net of costs, was allocated to convertible debentures and $179,959 was allocated to the Series S warrants.

         The convertible debentures are initially convertible into shares of common stock at $2.175, reset to $0.286 on November 15, 2004. If, after September 23, 2004, the price of the Company's common stock is less than $2.61, reset to $0.3432 on November 15, 2004, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 93% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The Series S warrants also have a net share settlement feature. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company determined that there was a beneficial conversion feature equal to $474,377. This amount has been recorded as additional paid-in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

         In conjunction with this financing, certain anti-dilution provisions in the Company's convertible debentures, issued July 14, 2003, and Series R warrants were triggered. As a result, the set conversion price of the July 2003 convertible debentures was reset from $4.318 to $2.175 and the exercise price of the Series R warrants was reset from $4.121 to $2.076. The reset of the July 14, 2003 convertible debenture resulted in an increase in the beneficial conversion feature in the amount of $369,511, which was limited to the proceeds allocated to the convertible notes. This amount has been recorded as additional paid-in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the remaining debt term.

iii) July 14, 2003 Issue -- On July 14, 2003, the Company issued convertible debentures, at a 6% discount, in the aggregate principal amount of $1,600,000 to two investment companies and received cash proceeds of $1,504,000, before cash fees of $87,120. The debt is unsecured, has no stated interest rate and matures in three years. In conjunction with the convertible debentures, the Company issued Series R warrants to purchase 101,910 shares of common stock at a price of $4.121 per share, most recently reset to $0.273 on November 15, 2004, with a term of five years. The Series R warrants also have a net share settlement feature. Based upon the relative fair value of the underlying instruments, $1,282,421 of the total proceeds, net of costs, was allocated to the convertible debentures and $134,459 was allocated to the Series R warrants.

         The convertible debentures are initially convertible into shares of common stock at $4.318, most recently reset to $0.286 on November 15, 2004. However, upon a request for conversion, if the price of the Company's common stock at the time of the request is less than $5.182, most recently reset to $0.3432 on November 15, 2004, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 95% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. Based on the most beneficial conversion terms given no changes other than the passage of time, the Company determined that there was a beneficial conversion feature equal to $322,937. This amount has been recorded as additional paid-in capital and a reduction in the carrying amount of the convertible debt and will be amortized to interest expense over the debt term.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

iv) Allocation of net proceeds -- The net proceeds of the transactions have been allocated to the primary financial instruments as follows:

                                                                   November           April             July
                                                                     2004             2004              2003

         Convertible debentures                               $       299,567     $   1,336,192    $   1,038,336
         Beneficial conversion feature                                145,355           474,377          322,937
                                                              ---------------     -------------    -------------

         Portion attributable to convertible debentures               444,922         1,810,569        1,361,273
         Series R warrants                                             49,680           179,959          134,459
         Deferred financing costs                                     (43,602)          (90,528)         (78,852)
                                                              ---------------     -------------    --------------

         Net cash proceeds                                    $       451,000     $   1,900,000    $   1,416,880
                                                              ===============     =============    =============

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

         When it is determined that a more beneficial conversion is available to the investors, either through a reduction of the conversion price as a result of a pricing reset or an increase in the number of shares issuable on conversion due to a reduction in the conversion price, the intrinsic value of the beneficial conversion feature is recalculated. The total intrinsic value of the beneficial conversion feature is limited to the total proceeds allocable to the convertible debenture.

v) Conversions -- During 2004, convertible debentures in an aggregate nominal value of $1,328,474 were converted to 2,084,021 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $1,624,158. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $283,723, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

         During the year ended December 31, 2004, $2,542,490 in non-cash financing expenses was charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original and additional beneficial feature related to the converted debentures and the amortization of deferred financing expenses.

         During 2003, convertible debentures in an aggregate nominal value of $500,000 were converted to 224,849 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $350,596. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. Upon conversion, an amount of $100,918, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

         During 2003, $616,031 in non-cash financing expenses were charged to the statement of loss. These expenses included the accretion of the convertible debentures, the write-off of the original and additional beneficial conversion feature related to the converted debentures and the amortization of deferred financing expenses.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

vi) Amounts outstanding at December 31, 2004 and 2003

         The amounts of convertible debentures outstanding at December 31, 2004 and 2003 are as follows:

                                                                                      2004              2003
                                                                                      ----              ----

         Face amount                                                              $   2,427,776    $   1,100,000
         Less - unamortized beneficial conversion feature                              (650,040)         (190,309)
         Less - unamortized discounts                                                 (271,414)          (136,771)
                                                                                  ------------     --------------

         Net carrying value                                                       $   1,506,322    $     772,920
                                                                                  =============    =============

         The convertible debentures mature as follows:

                  2005                                                            $           -
                  2006                                                                  500,000
                  2007                                                                1,927,776
                                                                                  -------------
                           Total                                                  $   2,427,776
                                                                                  =============

12.      SHAREHOLDERS' EQUITY

A        Authorized share capital

         Preferred shares issuable in series, par value of $0.01 - 5,000,000 shares Common shares, par value of $0.001 - 400,000,000 shares

B        Issued share capital

i) Warrants issued in connection with Convertible promissory notes - On December 8, 2000, the Company issued 246,154 Series J and 2,500 Series M common stock purchase warrants in connection with its issuance of convertible promissory notes. On December 14, 2001, 150,000 of the Series J warrants were returned for cancellation in connection with the Company's shareholders' rights offering. The Series J warrants are exercisable at $28.00 per share, expire December 7, 2005 and have a cashless exercise feature. The Series M warrants are exercisable at $30.50 per share and expire on December 7, 2005

ii) Issue of Convertible Preferred Stock - On June 4, 2001, the Company issued 30,000 shares of Series D 5% convertible preferred stock, with a par value of $0.01 per share and Series N warrants to purchase 87,719 shares of common stock, to Crescent International Ltd. ("Crescent") for cash consideration of $3,000,000, less cash expenses of $423,285 and the $22,007 fair value of 6,140 Series M-2 warrants issued to the Company's investment bankers. Based upon the fair value of the underlying instruments, $2,215,798 of the total proceeds, net of costs, was allocated to preferred shares and $338,910 was allocated to the Series N warrants. The Series D 5% convertible preferred stock had a liquidation preference of $100 per share.

         The beneficial conversion feature (BCF) embedded in the convertible preferred stock was calculated to be $1,043,832 using the intrinsic value of the feature based on the most beneficial conversion available to the investor on the commitment date. The shares of preferred stock were accreted by $1,043,832, to their redemption value, with a corresponding charge to accumulated deficit.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

         The Series D convertible preferred stock is convertible to shares of common stock at the liquidation preference value divided by the lesser of; a) $13.772 or b) 95% of the average of the lowest three consecutive closing bid prices during the twenty-two trading day period immediately preceding the Conversion Date. The Series N warrants have a term of five years and an exercise price of $17.10 per share and contain a cashless exercise feature. The Series M-2 warrants have expired without being exercised.

         During 2003, the remaining 16,700 shares of the Series D 5% convertible preferred stock were converted to 1,578,139 shares of common stock.

iii) Shareholders' Rights Offering - On December 14, 2001, the Company issued 1,067,592 common shares and Series P warrants to purchase 1,067,592 common shares, at $5.00 per share, under a Shareholders' rights offering. During 2004, 136 warrants were exercised to purchase 136 common shares for cash proceeds of $680. The remainder of the warrants expired on December 13, 2004.

iv) Warrants issued in connection with Promissory Notes - On October 19, 2001 and November 5, 2001, the Company issued 179,418 and 35,475 Class O common stock purchase warrants, respectively, related to the sale of promissory notes to the Company's senior management team, certain directors and significant accredited shareholders. The Warrants are exercisable at a price of $5.00 for a period of five years, have a cashless exercise feature and, in addition to regular terms and conditions, have a special adjustment clause in the event of a consolidation or reverse split of the Company's common stock.

C        Warrants

         The Company has several series of warrants outstanding at December 31, 2004 as follows:

                                                                           Weighted Average
                  Exercise Prices            Number Outstanding             Remaining Life

                      $0.273                     881,443                       55 months
                       $4.10                     300,000                       42 months
                       $5.00                     214,893                       22 months
                      $17.10                      87,719                       17 months
                      $28.00                      96,154                       11 months
                      $30.50                       2,500                       11 months
                                               ---------

                  $0.273 - $30.50              1,582,709
                                               =========

D        Other Equity

                                                                                    2004                2003
                                                                              -------------------------------

         Stock option extension from 1997 plan                                $    1,639,160     $   9,021,377
         Stock options to employees that vested on performance                       506,126           768,782
         Compensatory stock options issued upon acquisition of Avendo                 22,454           150,443
         Stock options issued below market to employees                              124,500           157,500
         Beneficial conversion feature on convertible debentures                     957,798           222,014
         Warrants                                                                  1,884,890         2,434,401
                                                                              --------------------------------

                                                                              $    5,134,928     $  12,754,517
                                                                              ================================

E        Employee Stock Option Plans

Employee Stock Option (1997) Plan -

During 1997, the Company authorized an Employee Stock Option Plan for a total of 500,000 common shares that may be awarded to employees and certain consultants. During 1998, the Company amended the plan to authorize an additional 125,000 common shares. Each option under the incentive plan allows for the purchase of one common share and expires not later than three years from the date granted. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees the options vest at 5% per complete month from date of award and for non-employees are earned out over their contract period.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

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

During 2004, employees exercised none of the extended options (2003- none). During 2004 options to purchase 101,000 (2003 - 4,300) shares of Common Stock were returned for cancellation or expired unexercised. As a result, the $7,382,218 (2003 - $287,670) fair market value of these options was transferred from other equity to additional paid-in capital.

1999 Incentive and Nonqualified Stock Option Plan -

During 1999, the Company authorized a new option plan for a total of 300,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees the options vest equally over a three year period following the date of award.

Employee Stock Option (2000) Plan -

During 2000, the Company authorized a new option plan for a total of 600,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees, the options vest equally over a three year period following the date of award.

Employee Stock Option (2002) Plan -

During 2002, the Company authorized a new option plan for a total of 600,000 common shares that may be awarded to the employees and certain consultants. Each option under the incentive plan allows for the purchase of one common share, which expires not later than ten years from the date of grant. The options are subject to various vesting and performance requirements as outlined in the plan and any unvested options may be cancelled if employment is terminated. Generally, for employees, the options vest equally over a three year period following the date of award.

On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company awarded 252,500 stock options, exercisable at $0.10 per share, to the Company's staff and certain management. These options vest equally over four quarters and were recorded as compensation options. As such, the intrinsic value on the date of grant of $204,000 was recorded as other equity in shareholders' equity with a corresponding charge to deferred compensation. The deferred compensation charge was amortized in the consolidated statement of loss over the vesting period.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

During 2004, options to purchase 2,500 (2003 - 17,500) shares of Common Stock expired unexercised. As a result, the $2,000 fair market value of these options was transferred from other equity to additional paid-in capital. In 2003, the Company recorded selling, general and administration expense related to these options of $159,260.

Stock options to employees, directors and consultants are summarized as follows:

                                                                                                         Weighted
                                                                                                          Average
Granted to Employees and Directors                                           Number    Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                              1,134,257       666,617        $   20.50

Granted to employees and directors @ $1.00 - $4.00                           99,135                           3.50
Cancelled on termination                                                    (76,589)                         25.60
Exercised                                                                   (41,792)                          0.10
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                              1,115,011       911,758        $   19.40
Granted to employees and directors @ $2.50 - $2.70                              950                           2.63
Returned for cancellation by directors and officers                        (433,950)                         40.69
Cancelled on termination                                                   (135,968)                         10.02
Exercised                                                                   (40,382)                          0.16
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                                505,661       467,465        $    4.58
==================================================================================================================

                                                                                                         Weighted
                                                                                                          Average
Granted to Consultants                                                       Number    Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                                 31,934        31,934        $    6.70

Granted to consultants                                                            -                              -
Cancelled                                                                   (31,934)                          6.70
Exercised                                                                         -                              -
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003 and 2004                                             -             -                -
==================================================================================================================

                                                                                                       Weighted
                          Number          Weighted Average                              Number          Average
       Range of      Outstanding at     Exercise Price of     Weighted Average     Exercisable at   Exercise Price
       Exercise        December 31,         Outstanding         Remaining Life       December 31,   of Exercisable
        Prices            2004               Options              (months)              2004            Options
------------------------------------------------------------------------------------------------------------------

$0.10                    153,125            $  0.10                   95               153,125          $  0.10
$1.00 - $1.60             76,233               1.60                   86                46,400             1.60
$2.10 - $3.90             30,513               3.16                  104                22,150             2.96
$4.30                    109,000               4.30                   82               109,000             4.30
$5.60                    100,000               5.60                   66               100,000             5.60
$9.10 - $19.10            13,929              12.60                   68                13,929            12.60
$20.00 - $94.40           22,861              38.42                   68                22,861            38.42
---------------------------------------------------------------------------------------------------------------

$0.10 - $94.40           505,661            $  4.58                   84               467,465          $  4.79
===============================================================================================================

The weighted average exercise price for the exercisable options for 2003 was $16.70.

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

Fixed Option Awards -

For disclosure purposes, the fair value of each stock option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 2004: nil annual dividends (2003 - nil), expected volatility of 90% (2003 - 90%), risk-free interest of 4.50% (2003 - 4.50%) and expected life of five years (2003 - five years). The Company estimates that approximately 20% of options will expire prior to exercise. The weighted average fair value of the stock options granted in 2004 was $1.51 (2003 - $2.00).

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

F        Employee Stock Purchase (2000) Plan

During 2000, the Company authorized a new employee stock purchase plan for a total of 300,000 common shares that may be purchased by employees at 85% of the lower of the closing price of the Company's common stock at the beginning or ending date of each plan period. In 2004, the Company sold 17,875 shares of common stock for cash proceeds of $24,310. In 2003, the Company sold 34,117 shares of common stock for cash proceeds of $35,245.


13.      COMMITMENTS AND CONTINGENCIES

Obligation under Capital Lease
                                                                    2004
Gross lease commitments:                                       -------------
         2005                                                          3,680
         2006                                                          2,453
                                                               -------------

                                                                       6,133

Less: Imputed interest                                                 1,498
                                                               -------------

                                                                       4,635
Less: Current portion                                                  2,781
                                                               -------------

Long-term obligation under capital leases                      $       1,854
                                                               =============

Operating Leases

         2005                                                  $     398,758
         2006                                                        391,884
         2007                                                        392,192
         2008                                                        391,054
         2009                                                        157,725
         Thereafter                                                        -
                                                               -------------

                                                               $   1,731,613
                                                               =============

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

The Company rents office space with remaining terms of up to five years. The Company incurred rental expenses in 2004 of $396,279 (2003 - $381,247).

Contract Manufacturer

The Company provides its contract manufacturer with ongoing production forecasts to enable it to forecast and procure required parts. Under the terms of the Agreement with the contract manufacturer, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. These obligations amount to approximately $700,000. Total purchases from contract manufacturers in 2004 were $2,755,458 (2003 - $5,454,789). Management believes that, should it be necessary, they could find alternative contract manufacturers without significant disruption to the business.

A letter of credit has been issued to the contract manufacturer in the amount of $100,000 at December 31, 2004. The letter of credit secures the Company's payment obligation under the Agreement and expires in December 2005. The Company has pledged cash to the bank as collateral for the letter of credit in the same amount as the letter of credit. This pledge has been classified as restricted cash.

Development Contractors

The Company employs outside contractors to assist in the design and development of its products. At December 31, 2004, the Company had entered into development contracts with one of its contractors, in the amount of $745,000, of which $582,500 was expensed in the year ended December 31, 2004. The contract calls for the payment of progress payments against specific milestones over the course of the contracts.

Employment Agreements

The Company has entered into employment agreements with certain key employees. These agreements include provisions relating to salaries and bonuses, severance payments and non-competition among others.

Litigation

As of December 31, 2004, there are no litigation matters outstanding against the Company.


14.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                                                     2004              2003
                                                                              --------------------------------
Net changes in working capital items relating to operations

         Restricted cash                                                        $         1,233    $         -
         Accounts receivable                                                            901,468       (431,645)
         Note receivable                                                                      -         12,063
         Prepaid expenses and other assets                                               (5,313)        45,102
         Inventories                                                                     17,709        501,591
         Accounts payable and accrued liabilities                                      (343,225)      (891,984)
         Deferred revenue                                                               (35,060)       173,970
                                                                                ------------------------------

                                                                                $       536,812    $  (590,903)
                                                                                ==============================

Cash paid during the year for:

         Interest                                                               $        2,818     $     3,824

Non-cash investing and financing activities

         Capital lease additions                                                           -             7,764
         Disposal of capital lease                                                         -             5,779

15.      RELATED PARTY TRANSACTIONS

During 2004, a total of $35,667 (2003 -$40,125) was paid or payable to directors and officers or to companies related to them for their management and administrative services.


16.      NON-CASH INTEREST EXPENSES

                                                                                    2004               2003
                                                                                ------------------------------

         Accretion of discounts on convertible debentures                       $  2,460,095       $   616,031
         Amortization of deferred financing expense                                   82,395                 -
                                                                                ------------------------------

         Non-cash interest expenses                                             $  2,542,490       $   616,031
                                                                                ==============================


17.      INCOME TAXES

Net loss (income) before income tax expense for each year is summarized as follows:

                                                                                     2004              2003
                                                                              --------------------------------

         United States                                                        $     5,029,873   $    5,281,850
         Canada                                                                     1,365,840         (46,392)
         Australia                                                                    (95,044)      (174,151)
                                                                              --------------------------------

         Net loss before income taxes                                         $     6,300,669   $    5,061,307
                                                                              ================================

         US statutory rate at 35%                                             $     2,210,000   $    1,771,000
         Amounts permanently not deductible for income tax purposes                    (5,000)      (1,025,000)
         Foreign income tax rate differential                                         110,000          (5,000)
         Net operating loss and temporary differences for which
         no benefit was recognized                                                 (2,315,000)        (741,000)
                                                                              ---------------------------------

         Deferred income tax recovery                                         $             -   $            -
                                                                              ================================

         Deferred income tax assets/(liabilities) consist of the following:

                                                                                     2004              2003
                                                                              --------------------------------

         Net operating loss carry forwards                                    $    15,895,000    $  15,611,000
         Property, plant and equipment                                                178,000          187,000
         Other                                                                         85,000           15,000
                                                                            ----------------------------------

         Net deferred income tax assets                                            16,158,000       15,813,000
         Valuation allowance                                                      (16,158,000)     (15,813,000)
                                                                              ---------------------------------

                                                                              $            -     $           -
                                                                              ================================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

The Company provides a valuation allowance for deferred income tax assets when it is more likely than not that some portion or all of the net deferred income tax assets will not be realized. Based on a number of factors, including the lack of a history of profits and that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, management believes that there is sufficient uncertainty regarding the realization of deferred income tax assets that a full valuation allowance has been provided. The deferred income tax valuation allowance increased in 2004 by $345,000 (2003 - $150,000).

As of December 31, 2004, the Company had available net operating loss carry forwards for United States, Canadian and Australian purposes of approximately $28,449,000, $21,263,000 and $656,000, respectively. The United States net operating loss carry forwards begin to expire in 2008, $689,000 of Canadian net operating loss carry forwards expired in 2004 and will continue to expire thereafter and the Australian net operating losses begin to expire in 2020. The net operating losses are subject to certain Canadian and United States restrictions that may apply on any change in the control of the Company and which could adversely affect the amounts and benefits to be derived therefrom.

18.      LOSS PER SHARE

The warrants, which could result in the issue of 1,582,709 additional shares of common stock (Note 12C) and the options, which could result in the issue of 505,661 additional shares of common stock (Note 12E) have not been included in the loss per share calculation as they are anti-dilutive.

                                                                     Year ended December 31, 2004
                                                              Loss               Shares         Per Share
                                                          (Numerator)         (Denominator)       Amount
         Basic and diluted loss per share
           Loss attributable to common shareholders      $   6,300,669          15,139,018         $0.42
                                                         ===============================================

                                                                     Year ended December 31, 2003
                                                              Loss               Shares         Per Share
                                                          (Numerator)         (Denominator)       Amount
         Basic and diluted loss per share
           Loss attributable to common shareholders      $   5,061,307          13,068,331         $0.39
                                                         ===============================================


19.      SEGMENT INFORMATION

         INDUSTRY SEGMENTS

         The Company operates in one industry segment: wireless data communications products.

         GEOGRAPHIC SEGMENTS

         The Company operated in the following geographic segments;

                                                    Year Ended December 31,
         Revenue by region                           2004              2003
                                               -------------------------------

         United States                         $   5,202,639      $  8,868,019
         Australia                                 3,045,407         2,114,437
         Canada                                      736,729         1,508,029
         Rest of world                               556,829           588,070
                                               -------------------------------

                                               $   9,541,604      $ 13,078,555
                                               ===============================

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003

                                                                      Year ended December 31, 2004
                                                            Canada            Australia           Total
                                                       ----------------------------------------------------

         Property, plant and equipment                 $      193,195       $     101,868      $    295,063
                                                       ====================================================

                                                                      Year ended December 31, 2003
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


20.      COMPARATIVE FIGURES

Certain comparative amounts have been reclassified to correspond with the current year's presentation.


21.      SUBSEQUENT EVENTS

i) Conversions of convertible debentures subsequent to December 31, 2004 -- Subsequent to December 31, 2004, convertible debentures with an aggregate nominal value of $423,794 were converted to 4,254,753 shares of common stock. In conjunction with these conversions, the Company recorded non-cash financing expenses of $144,684.

ii) Change in employment contract -- On February 9, 2005, Mr. Bruce Sinclair and the board of directors agreed to an amendment to Mr. Sinclair's employment contract. In exchange for a reduction in the severance allowance contained in the contract, reducing the commitment from three years' salary to one year's pay on termination, the board awarded Mr. Sinclair employee stock options to purchase 500,000 shares of common stock, at the then market price of $0.19 per share.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2005             WAVERIDER COMMUNICATIONS INC.


                                  By: /s/ D. Bruce Sinclair
                                      ----------------------------------
                                      D. Bruce Sinclair, Chief Executive
                                      Officer and Director


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

         Name                               Title                     Date

/s/ D. Bruce Sinclair               Chief Executive Officer      March 29, 2005
---------------------
D. Bruce Sinclair and Director

/s/ T. Scott Worthington            Chief Financial Officer      March 29, 2005
------------------------
T. Scott Worthington

/s/ Gerry Chastelet                 Director                     March 29, 2005
-------------------
Gerry Chastelet

/s/ Michael Chevalier               Director                     March 29, 2005
---------------------
Michael Chevalier

/s/ Donald Gibbs                    Director                     March 29, 2005
----------------
Donald Gibbs

/s/ Robert Francis                  Director                     March 29, 2005
------------------
Robert Francis

/s/ Michael J. Milligan             Director                     March 29, 2005
-----------------------
Michael J. Milligan

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

10.10 Class J Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on December 14, 2000.
10.11 Class M Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 4.9 to a Registration
         Statement on Form S-3 filed with the SEC on December 28, 2000.
10.12 Class N Common Stock Purchase Warrant dated June 4, 2001, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.
10.13    Class O Common Stock Purchase Warrant, incorporated by reference to
         Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.
10.14 Form of Common Stock Purchase Warrant dated October 2001, incorporated by reference to Exhibit 99.6 to a Current Report on Form 8-K filed with the SEC on October 26, 2001.
10.15 Warrant Agent Agreement between Corporate Stock Transfer, Inc. and WaveRider dated October 17, 2001, incorporated by reference to Exhibit
         4.4 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.16    Form of Common Stock Purchase Warrant, incorporated by reference to
         Exhibit 4.5 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.17    Form of Unit Purchase Warrant, incorporated by reference to Exhibit
         4.6 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.
10.18 **Employee Stock Option (2002) Plan incorporated by reference to Appendix A on Form 14A filed with the SEC on May 24, 2002.
10.19 Exchange Agreement between WaveRider and Avendo Wireless Inc., dated June 27, 2003, incorporated by reference to Exhibit 2.1 to a Current Report on Form 8-K filed with the SEC on July 14, 2003.
10.20 Form of Series Q Common Stock Purchase Warrant dated July 2, 2003, incorporated by reference to Exhibit 4.1 to a Current
         Report on Form 8-K field with the SEC on July 14, 2003.
10.21    Securities Purchase Agreement between WaveRider, Palisades Master
         Fund, L.P. and Crescent International Ltd., dated July 14,
         2003, incorporated by reference to Exhibit 99.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.22 Form of Convertible Debenture between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14,
         2003, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.23    Registration Rights Agreement between WaveRider, Palisades Master
         Fund, L.P. and Crescent International Ltd., dated July 14,
         2003, incorporated by reference to Exhibit 99.3 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.24 Form of Series R Common Stock Purchase Warrant dated July 14, 2003, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003. Securities Purchase Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to
         Exhibit 99.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.
10.25 Securities Purchase Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated April
         23, 2004, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.
10.26 Form of Convertible Debenture between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated April 23, 2004, incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.

10.27    Registration Rights Agreement between WaveRider, Palisades Master
         Fund, L.P. and Crescent International Ltd., dated April
         23, 2004, incorporated by reference to Exhibit 10.5 to a Current
         Report on Form 8-K filed with the SEC on April 26, 2004.
10.28 Form of Series S Common Stock Purchase Warrant dated April 23, 2004, incorporated by reference to Exhibit 10.4 to a Current
         Report on Form 8-K filed with the SEC on April 26, 2004.
10.29 Securities Purchase Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.
10.26    Form of Convertible Debenture between WaveRider, Palisades Master
         Fund, L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.
10.27    Registration Rights Agreement between WaveRider, Palisades Master
         Fund, L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.
10.28 Form of Series T Common Stock Purchase Warrant dated November 12, 2004, incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.


21       *Subsidiaries

23.1 * Consent of Wolf & Company, P.C., independent registered public accounting firm

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