Form 10QSB
period 2005-03-31
WAVERIDER COMMUNICATIONS INC
filed 2005-05-13
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

May 12, 2005:     25,015,478 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                       For the Period Ended March 31, 2005


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.       FINANCIAL INFORMATION                                                                   3


Item 1.       Financial Statements                                                                 3-10

              Consolidated Balance Sheets                                                             3

              Consolidated Statements of Loss, Deficit and Comprehensive Loss                         4

              Consolidated Statements of Cash Flows                                                   5

              Notes to Consolidated Financial Statements                                           6-10

Item 2.       Management's Discussion and Analysis
                  or Plan of Operation                                                            11-14

Item 3.       Controls and Procedures                                                                15

PART II       OTHER INFORMATION                                                                      15

Item 5.       Other Information                                                                      15

Item 6.       Exhibits                                                                               15

              Signatures                                                                             15

              Certifications                                                                      16-18

PART I.            FINANCIAL INFORMATION


                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                     March 31,        December 31,
                                                                                       2005              2004
                                                                                    (Unaudited)        (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $   1,093,360    $    1,291,822
    Restricted cash                                                                      100,000           100,000
    Accounts receivable, less allowance for doubtful accounts                          1,165,335         1,056,103
    Inventories                                                                          648,718           943,644
    Prepaid expenses and other assets                                                    116,254           145,805
                                                                                   -------------    --------------

                  Current assets                                                       3,123,667         3,537,374

Property, plant and equipment, net                                                       262,607           295,063
                                                                                   -------------    --------------

                                                                                   $   3,386,274    $    3,832,437
                                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                                       $   1,875,104    $    2,080,064
    Deferred revenue                                                                     639,481           407,639
    Current portion of obligations under capital lease                                     2,768             2,781
                                                                                   -------------    --------------

                  Current liabilities                                                  2,517,353         2,490,484

Convertible debentures, net of discount                                                1,280,961         1,506,322
Obligations under capital lease                                                              619             1,854
                                                                                   -------------    --------------

                  Total liabilities                                                    3,798,933         3,998,660
                                                                                   -------------    --------------

Commitments and Contingencies (Note 8)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 21,847,098 shares at March 31, 2005 and
       16,571,732 shares at December 31, 2004                                             21,847            16,572
    Additional paid-in capital                                                        90,155,688        89,582,484
    Other equity                                                                       5,030,232         5,134,928
    Accumulated other comprehensive loss                                                (330,775)         (337,239)
    Accumulated deficit                                                              (95,289,651)      (94,562,968)
                                                                                   -------------    --------------

                  Total shareholders' deficit                                           (412,659)         (166,223)
                                                                                   -------------    --------------

                                                                                   $   3,386,274    $    3,832,437
                                                                                   =============    ==============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                                 Three months ended March 31
                                                                              2005                      2004
                                                                       --------------------------------------------
                                                                           (Unaudited)               (Unaudited)
REVENUE

Product revenue                                                        $        1,744,849          $      1,896,527
Service revenue                                                                   394,714                   409,694
                                                                       --------------------------------------------

                                                                                2,139,563                 2,306,221
                                                                       --------------------------------------------

COST OF REVENUE

Product revenue                                                                 1,202,029                 1,217,767
Service revenue                                                                   220,534                   265,103
                                                                       --------------------------------------------

                                                                                1,422,563                 1,482,870
                                                                       --------------------------------------------

GROSS MARGIN                                                                      717,000                   823,351
                                                                       --------------------------------------------

EXPENSES

Selling, general and administration                                             1,010,731                 1,272,630
Research and development                                                          110,856                   489,044
Depreciation and amortization                                                      33,954                    95,230
Bad debt expense                                                                    2,836                     1,740
                                                                       --------------------------------------------

                                                                                1,158,377                 1,858,644
                                                                       --------------------------------------------

LOSS FROM OPERATIONS                                                             (441,377)               (1,035,293)
                                                                       --------------------------------------------

NON-OPERATING EXPENSES (INCOME)

Interest expense                                                                  279,582                   517,058
Foreign exchange loss                                                               8,967                    28,296
Interest income                                                                    (3,244)                   (2,097)
                                                                       --------------------------------------------

                                                                                  285,306                   543,257
                                                                       --------------------------------------------

NET LOSS                                                               $         (726,683)         $     (1,578,550)
                                                                       ============================================

BASIC AND DILUTED LOSS PER SHARE                                       $            (0.04)         $          (0.11)
                                                                       ============================================

Weighted Average Number of Common Shares                                       17,842,071                14,599,929
                                                                       ============================================

-------------------------------------------------------------------------------------------------------------------

OPENING DEFICIT                                                        $      (94,562,968)         $    (88,262,299)

NET LOSS FOR THE PERIOD                                                          (726,683)               (1,578,550)
                                                                       ---------------------------------------------

CLOSING DEFICIT                                                        $      (95,289,651)         $    (89,840,849)
                                                                       =============================================

-------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                $         (726,683)         $     (1,578,550)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                               6,464                    (6,179)
                                                                       ---------------------------------------------

COMPREHENSIVE LOSS                                                     $         (720,219)         $     (1,584,729)
                                                                       =============================================

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                            Three months ended March 31
                                                                                            2005                 2004
                                                                                    ------------------------------------
                                                                                         (Unaudited)          (Unaudited)
OPERATIONS

Net loss                                                                            $     (726,683)      $   (1,578,550)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           33,954               95,230
    Unrealized foreign exchange loss                                                         9,319               13,068
    Non-cash financing charges                                                             272,023              507,105
    Gain on disposal of fixed assets                                                             -              (6,246)
    Bad debt expense                                                                         2,836                1,740
Net changes in working capital items                                                       225,161              171,745
                                                                                    -----------------------------------

    Net cash used in operating activities                                                 (183,386)            (795,908)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                                (2,386)             (89,791)
                                                                                    -----------------------------------

    Net cash used in investing activities                                                   (2,386)             (89,791)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issuance fees                                                -                3,987
Proceeds from note receivable                                                                    -               20,698
Payments on capital lease obligations                                                         (680)              (8,677)
                                                                                    -----------------------------------

    Net cash provided by (used in) financing activities                                       (680)              16,008
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (12,010)             (14,175)
                                                                                    -----------------------------------

Decrease in cash and cash equivalents                                                     (198,462)            (883,866)

Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    1,093,360       $      959,269
                                                                                    ===================================


Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                        $           479       $        1,023

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)


1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $726,683 for the three months ended March 31, 2005 (2004 - $1,578,550) and reported an accumulated deficit at that date of $95,289,651 (2004 - $89,840,849). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, create significant doubt as to the ability of the Company to continue normal business operations.

         While the Company has a long term plan that it believes will allow it to achieve profitability and cash flow positive operations, it does not presently have, in the absence of further financing, adequate cash to fund ongoing operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value.

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


2.       BASIS OF PRESENTATION

         The financial statements for the three months ended March 31, 2005 and 2004 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004.

         On June 17, 2004, our directors approved a 1-for-10 reverse stock split of our common stock, based on shareholder approval on September 4, 2003. The reverse stock split became effective on July 1, 2004. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.


3.       NET LOSS PER SHARE

         Basic loss per share represents loss applicable to common stockholders divided by the weighted average number of common shares outstanding during the period. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants (determined using the treasury stock method) and convertible debentures. For all periods presented, options, warrants and preferred stock were anti-dilutive and excluded from the net loss per share computation. As a result, diluted loss per share is the same as basic loss per share.


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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                                           Three months ended March 31,
                                                                                               2005           2004
                                                                                          -----------------------------
                                                                                            (Unaudited)    (Unaudited)

         Net loss, as reported                                                            $    (726,683)  $ (1,578,550)

         Add:  Stock-based employee compensation
         expense included in reported net loss                                                        -              -
         Deduct: Total stock-based employee compensation
         expense determined under fair value based method for all awards                       (108,740)      (106,337)
                                                                                          -----------------------------

         Pro forma net loss                                                               $    (835,423)  $ (1,684,887)
                                                                                          ============================

         Basic and diluted loss per share, as reported                                    $       (0.04)  $      (0.11)
                                                                                          =============================
         Basic and diluted loss per share, pro forma                                      $       (0.05)  $     (0. 12)
                                                                                          =============================


5.       ACCOUNTS RECEIVABLE

                                                                                             March 31,    December 31,
                                                                                               2005           2004
                                                                                          ----------------------------
                                                                                           (Unaudited)     (Audited)
         Accounts receivable - trade                                                      $   1,233,183   $  1,076,013
         Other receivables                                                                            -         14,977
         Allowance for doubtful accounts                                                        (67,848)       (34,887)
                                                                                          ----------------------------

                                                                                          $   1,165,335   $  1,056,103
                                                                                          ============================


6.       INVENTORIES

                                                                                             March 31,    December 31,
                                                                                               2005           2004
                                                                                          ----------------------------
                                                                                           (Unaudited)     (Audited)
         Finished products                                                                $   1,168,142   $  1,239,278
         Raw materials                                                                           12,690        314,777
         Valuation allowance                                                                   (532,114)      (610,411)
                                                                                          -----------------------------

                                                                                          $     648,718   $    943,644
                                                                                          ============================

7.       CONVERTIBLE DEBENTURES

         During the quarter ended March 31, 2005, convertible debentures in an aggregate nominal value of $473,784 were converted to 5,275,366 shares of common stock. Upon conversion, an amount of $104,695, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)


         During the quarter ended March 31, 2005, $272,023 in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original beneficial conversion feature related to the converted debentures and the amortization of deferred financing expenses. At March 31, 2005, the face amount of convertible debentures outstanding is $1,953,992 less unamortized beneficial conversion features of $476,948 and unamortized discounts of $196,083.


8.       COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 625,000, 300,000, 600,000 and 600,000 shares, respectively. Through
         March 31, 2005, the Company had awarded 596,708 options under the Employee Stock Option (1997) Plan, 298,418 options under the 1999 Incentive and Nonqualified Stock Option Plan, 530,218 options under the Employee Stock Option (2000) Plan and 482,500 options under the Employee Stock Option (2002) Plan.

         During the quarter ended March 31, 2005, the Company awarded to employees and directors options to purchase 980,000 shares of common stock at an exercise price of $0.19 per share. Options to purchase 500,000 shares of common stock were awarded to Mr. Bruce Sinclair in exchange for his acceptance of an amendment to his employment agreement which reduces his potential severance compensation; options to purchase 250,000 shares of common stock were awarded to the independent directors as part of the Company's directors' compensation plan; and, options to purchase 230,000 shares of common stock were awarded to the management and key employees of the Company in recognition of their acceptance of a salary reduction.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 300,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the first quarter of 2005, 109,004 shares of common stock have been purchased under the Plan. The offerings under the plan run for six-month periods commencing May 1 and November 1.

         Subsequent to March 31, 2005, an additional 173,267 shares of common stock were purchased under the Plan. As a result, the Company will be required to seek approval and register additional shares.

         Contract Manufacturers

         The Company provides its contract manufacturers with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company's forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. Management believes that, should it be necessary, they could find alternative contract manufacturers though it may cause a significant disruption to the business.

         A letter of credit has been issued to the contract manufacturer in the amount of $100,000 at March 31, 2005. The letter of credit secures the Company's payment obligation under the Agreement and expires in December 2005. The Company has pledged cash to the bank as collateral in the same amount as the letter of credit. This pledge has been classified as restricted cash.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)


         Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. At March 31, 2005, the Company had entered into development contracts with one of its contractors, in the amount of $778,000, of which $520,000 has been expensed through March 31, 2005. The contract calls for progress payments against specific milestones over the course of the contract.

         Contract Supplier

         During the quarter, the Company entered into a purchase agreement for the supply of filters. The agreement calls for a minimum purchase of $123,000 over a one-year period. During the quarter ended March 31, 2005, the company purchased filters in the amount of $18,040.

         Litigation

         As at March 31, 2005, the Company knows of no litigation matters outstanding against the Company.


9.       SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                                              Three months ended March 31,
         Revenue by region                                                       2005             2004
                                                                            -------------------------------
                                                                              (Unaudited)      (Unaudited)

         United States                                                      $   1,076,273      $  1,157,115
         Australia                                                                762,716           727,455
         Canada                                                                   163,973           209,399
         Rest of world                                                            136,601           212,252
                                                                            -------------------------------

                                                                            $   2,139,563      $  2,306,221
                                                                            ===============================

                                                                  As at March 31, 2005  (Unaudited)
                                                            Canada            Australia           Total
                                                       ----------------------------------------------------

         Property, plant and equipment                 $      171,940       $      90,667      $    262,607
                                                       ====================================================


                                                                 As at December 31, 2004 (Audited)
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
                                                       ====================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)


10.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified to correspond with the current year's presentation.


11.      SUBSEQUENT EVENTS

         Conversions of convertible debentures subsequent to March 31, 2005 -- Subsequent to March 31, 2005, convertible debentures with an aggregate nominal value of $137,546 were converted to 2,995,113 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $299,568. This amount was recorded as other equity and as a reduction in the carrying amount of the convertible debt. In conjunction with these conversions, the Company recorded non-cash financing expenses of $357,706.

         Upon conversion, an amount of $336,686, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion amount was transferred from other equity to paid in capital and common shares.

         As a result of the conversions in April 2005, the Company is required, under the registration rights agreement between the Company and the debenture holders, to register additional shares to cover the conversion of the remaining outstanding debentures.

                                     ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the quarter ended March 31, 2005.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                      Three months
                                                     ended March 31,
                                          ----------------------------------
                                             2005         2004      % Change
                                          ---------    --------     --------
     North America                        $   1,240    $  1,366        (9.2%)
     Non-North America                          900         940        (4.3%)
                                          ----------------------------------

     Total revenues                       $   2,140    $  2,306        (7.2%)
                                          ==================================

     Percentage of total revenue

     North America                           57.9%        59.2%
     Non-North America                       42.1%        40.8%

     Total revenue declined 7.2% in Q1 2005 compared to Q1 2004 and 0.7% compared to Q4 2004. The Company's focus on the 900 MHz non-line of sight LMS product family has allowed it to make gains in the North American market but has limited its potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America in Q1 2005 were impacted by the delay in the introduction of the Company's integrated outdoor modem, the EUM3006, which did not start shipping until the end of February and remains in tight supply as our contract manufacturer goes through the standard introduction processes and increases output.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. Revenue in Australian dollars was virtually identical in Q1 2005 versus Q4 2004, with the decline in reported revenues in US dollars being the result of a decline in the foreign exchange rate.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but expects that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                               Three months ended
                                                    March 31,
                                                2005         2004
                                                ----         ----
     Product revenue
         Gross margin                           $543         $679
         Gross margin rate                      31.1%        35.8%

     Service revenue
         Gross margin                           $174         $144
         Gross margin rate                      44.1%        35.3%

     Total revenue
         Gross margin                           $717         $823
         Gross margin rate                      33.5%        35.7%

     Gross margins in Q1 2005 decreased to 33.5% compared to 35.7% of revenue in Q1 2004 and 39.7% in Q4 2004.

     The decline in product margins was the result of pricing actions taken to reduce existing inventory stocks in anticipation of the integrated outdoor modem and in response to competitive pricing pressures. Service margins increased as more of the service revenue was generated through higher margin extended service agreements and less through subcontracted services.

     The Company is actively involved in continuing to find cost savings, through economies of scale and product refinement. It expects that future cost reductions will be offset by volume discounts offered to its customers and competitive pricing pressures. As such, the Company expects that overall gross margin percentages will be at or near the mid thirty percent range over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses decreased to $1,010,731 from $1,272,630 in Q1 2004 and $1,103,805 in Q4 2004. The decline was mainly due to a reduction in compensation expense and other discretionary expenses. The Company anticipates that selling, general and administrative expenses, barring a significant change in foreign exchange rates, will remain at or near the current levels for the balance of the year.

Research and Development expenses

     Research and development expenses decreased to $110,856 from $489,044 in Q1 2004 and $289,901 in Q4 2004. With the completion of the development work on the integrated outdoor modem, the Company curtailed development expenditures in Q1 2005. New development work is being undertaken on the Company's products and we expect to incur higher expenditures over the balance of the year.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $33,954 compared to $95,230 in Q1 2004 and $48,442 in Q4 2004. During the last three years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2005.

Interest expense

     Interest expense amounted to $279,582 for the three months ended March 31, 2005 compared to $517,058 for the three months ended March 31, 2004 and $216,523 for the three months ended December 31, 2004. Included in interest expense for the three months ended March 31, 2005 is $272,023 (Q1 2004 - $507,105, Q4 2004 -
$202,482) of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003, April 2004 and November 2004. With the issuance of the convertible debentures the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature and otherdiscounts included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended March 31, 2005 in the amount of $8,967 compared to a loss of $28,296 for the three months ended March 31, 2004 and a gain of $43,815 for the three months ended December 31, 2004. The Company incurs foreign exchange losses when the U.S. dollar strengthens versus the Canadian and Australian dollars. The currencies were relatively stable in Q1 2005 versus a significant weakening of the US dollar in Q4 2004 and a significant strengthening in Q1 2004.

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

     We used $183,386 of cash in operating activities in Q1 2005 (2004 - $795,908). We expect to return to revenue and gross margin growth and to control cash expenditures though the remainder of 2005. However, based on our long term plans and projections, Management believes that we will have to raise additional funds in 2005 to meet our current and future financial commitments until we achieve positive cash flows from operations.

     While we have a long-term plan that we believe will allow us to achieve profitability and cash flow positive operations, Management believes that we will have to raise additional funds in 2005 to meet our current and future financial commitments until we achieve positive cash flows from operations. In the past, the Company has obtained financing primarily through the sale of convertible securities. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value.


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


CURRENT ACTIVITIES

     We currently have approximately 32 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

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

     During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.


PART II.         OTHER INFORMATION

Item 5.  Other Information

      During the quarter ended March 31, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.  Exhibits

         31.1  Certification from Charles W. Brown
         31.2  Certification from T. Scott Worthington
         32.1 Certification pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                             WaveRider Communications Inc.

Date: May 13, 2005                           /s/ Charles W. Brown
                                             ------------------------
                                             Charles W. Brown
                                             Chief Executive Officer

                                             /s/ T. Scott Worthington
                                             ------------------------
                                             T. Scott
                                             Worthington Chief
                                             Financial Officer.