Form 10QSB
period 2005-06-30
WAVERIDER COMMUNICATIONS INC
filed 2005-08-05
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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

August 03, 2005:    27,331,748 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB
                       For the Period Ended June 30, 2005


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.       FINANCIAL INFORMATION                                                                   3


Item 1.       Financial Statements                                                                 3-10

              Consolidated Balance Sheets                                                             3

              Consolidated Statements of Loss, Deficit and Comprehensive Loss                         4

              Consolidated Statements of Cash Flows                                                   5

              Notes to Consolidated Financial Statements                                           6-10

Item 2.       Management's Discussion and Analysis
                  or Plan of Operation                                                            11-17

Item 3.       Controls and Procedures                                                                18

PART II       OTHER INFORMATION                                                                      18

Item 5.       Other Information                                                                      18

Item 6.       Exhibits                                                                               18

              Signatures                                                                             18

              Certifications                                                                      19-21

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                    June 30,         December 31,
                                                                                      2005               2004
                                                                                  --------------    --------------
                                                                                   (Unaudited)        (Audited)
ASSETS

Current assets:
    Cash and cash equivalents                                                      $     690,880     $   1,291,822
    Restricted cash                                                                      100,000           100,000
    Accounts receivable, less allowance for doubtful accounts                          1,402,220         1,056,103
    Inventories                                                                          474,589           943,644
    Prepaid expenses and other assets                                                    157,086           145,805
                                                                                   -------------    --------------

                  Current assets                                                       2,824,775         3,537,374

Property, plant and equipment, net                                                       220,425           295,063
                                                                                   -------------    --------------

                                                                                   $   3,045,200    $    3,832,437
                                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                                       $   2,021,116    $    2,080,064
    Deferred revenue                                                                     514,571           407,639
    Current portion of obligations under capital lease                                     2,213             2,781
                                                                                   -------------    --------------

                  Current liabilities                                                  2,537,900         2,490,484

Convertible debentures, net of discount                                                1,267,082         1,506,322
Obligations under capital lease                                                              500             1,854
                                                                                   -------------    --------------

                  Total liabilities                                                    3,805,482         3,998,660
                                                                                   -------------    --------------

Commitments and Contingencies (Note 9)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 25,425,748 shares at June 30, 2005 and
       16,571,732 shares at December 31, 2004                                             25,425            16,572
    Additional paid-in capital                                                        90,767,229        89,582,484
    Other equity                                                                       4,884,187         5,134,928
    Accumulated other comprehensive loss                                                (320,017)         (337,239)
    Accumulated deficit                                                              (96,117,106)      (94,562,968)
                                                                                   -------------    --------------

                  Total shareholders' deficit                                           (760,282)         (166,223)
                                                                                   -------------    --------------

                                                                                   $   3,045,200    $    3,832,437
                                                                                   =============    ==============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                              Three Months ended               Six Months ended
                                                          June 30           June 30        June 30        June 30
                                                           2005              2004           2005           2004
                                                        (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       --------------     ------------   --------------    ------------
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue                                        $    2,362,598     $  1,757,040   $    4,107,447    $  3,653,567
Service revenue                                               417,983          655,476          812,697       1,065,170
                                                       --------------     ------------   --------------    ------------

                                                            2,780,581        2,412,516        4,920,144       4,718,737
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,646,941        1,389,254        2,848,970       2,607,021
Service revenue                                               228,872          377,425          449,406         642,528
                                                       --------------     ------------   --------------    ------------

                                                            1,725,813        1,766,679        3,298,376      3,249,549
                                                       --------------     ------------   --------------    -----------

GROSS MARGIN                                                  904,768          645,837        1,621,768       1,469,188
                                                       --------------     ------------   --------------    ------------

EXPENSES

Selling, general and administration                         1,043,643        1,477,161        2,054,374       2,749,791
Research and development                                      149,484          365,750          260,340         854,794
Depreciation and amortization                                  50,758           93,493           84,712         188,723
Bad debt expense                                               15,763           15,000           18,599          16,740
                                                       --------------     ------------   --------------    ------------

                                                            1,259,648        1,951,404        2,418,025       3,810,048
                                                       --------------     ------------   --------------    ------------

LOSS FROM OPERATIONS                                         (354,880)      (1,305,567)        (796,257)     (2,340,860)
                                                       --------------     ------------   --------------    ------------

NON-OPERATING EXPENSES (INCOME)

Interest expense                                              474,894          584,012          754,476       1,101,070
Foreign exchange loss                                             672          121,801            9,639         150,097
Interest income                                                (2,991)            (522)          (6,234)         (2,619)
                                                       --------------     ------------   ---------------   ------------

                                                              472,575          705,291           757,881       1,248,548
                                                       --------------     ------------   ---------------   -------------

NET LOSS                                               $     (827,455)    $ (2,010,858)  $   (1,554,138)   $ (3,589,408)
                                                       ==============     ============   ===============   ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.03)    $      (0.14)  $        (0.07)   $      (0.24)
                                                       ==============     ============   ===============   ============

Weighted Average Number of Common Shares                   24,651,593       14,740,669       21,265,643      14,670,299
                                                       ==============     ============   ==============    ============

------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (95,289,651)     (89,840,849)     (94,562,968)    (88,262,299)

NET LOSS FOR THE PERIOD                                      (827,455)      (2,010,858)      (1,554,138)     (3,589,408)
                                                       --------------     ------------   --------------    ------------


CLOSING DEFICIT                                        $  (96,117,106)    $(91,851,707)  $  (96,117,106)   $(91,851,707)
                                                       ==============     ============   ==============    ============

------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                      (827,455)      (2,010,858)      (1,554,138)     (3,589,408)

OTHER COMPREHENSIVE INCOME

    Cumulative translation adjustment                          10,758           69,628           17,222           63,449
                                                       --------------     ------------   --------------    -------------

COMPREHENSIVE LOSS                                     $     (816,697)    $ (1,941,230)  $   (1,536,916)   $ (3,525,959)
                                                        =============     ============   ===============   ============

See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                          Six months ended June 30
                                                                                         2005                 2004
                                                                                    ------------------------------------
                                                                                      (Unaudited)           (Unaudited)
OPERATIONS

Net loss                                                                            $   (1,554,138)      $   (3,589,408)
Items not involving cash
    Depreciation and amortization                                                           84,712              188,723
    Unrealized foreign exchange loss                                                        21,346               146,362
    Non-cash financing charges                                                             736,785            1,081,264
    Gain on disposal of fixed assets                                                             -              (5,653)
    Bad debt expense                                                                        18,599               16,740
Net changes in non-cash working capital items                                              124,810             (250,897)
                                                                                    ------------------------------------

    Net cash used in operating activities                                                 (567,886)          (2,412,869)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                               (12,363)            (137,758)
                                                                                    -----------------------------------

    Net cash used in investing activities                                                  (12,363)            (137,758)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issuance fees                                            8,837               28,796
Proceeds from sale of convertible debentures net of issuance fees                                -            1,900,000
Proceeds from note receivable                                                                    -               20,698
Payments on capital lease obligations                                                       (1,354)              (8,881)
                                                                                    -----------------------------------

    Net cash provided by financing activities                                                7,483            1,940,613
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (28,176)             (11,839)
                                                                                    ------------------------------------

Decrease in cash and cash equivalents                                                     (600,942)            (621,853)

Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $      690,880   $        1,221,282
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                                    966                1,798

See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 30,2004 2005 (unaudited) and December 31,2003 2004 (audited)



1.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,554,138 for the six months ended June 30, 2005 (2004 - $3,589,408) and reported an accumulated deficit at that date of $96,117,106 (2004 - $91,851,707). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

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


2.       BASIS OF PRESENTATION

         The financial statements for the three and six months ended June 30, 2005 and 2004 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 30,2004 2005 (unaudited) and December 31,2003 2004 (audited)


         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                Three Months ended               Six Months ended
                                                             June 30           June 30        June 30        June 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                       ---------------------------------------------------------------
         Net loss, as reported                         $     (827,455)   $  (2,010,858)   $ (1,554,138)   $ (3,589,408)

         Add:  Stock-based employee compensation
           expense included in reported net loss                    -                -                -              -
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards              (3,007)         (35,287)        (111,747)      (141,624)
                                                       ---------------------------------------------------------------

         Pro forma net loss                            $     (830,462)   $  (2,046,145)   $  (1,665,885)  $ (3,731,032)
                                                       ===============================================================

         Basic and diluted loss per share,
           as reported                                 $        (0.03)   $       (0.14)   $       (0.07)  $      (0.24)
                                                       ===============================================================
         Basic and diluted loss per share,
           pro forma                                   $        (0.03)   $       (0.14)   $       (0.08)  $      (0.25)
                                                       ===============================================================

5.       ACCOUNTS RECEIVABLE
                                                     June          December
                                                    30, 2005       31, 2004
                                                  (Unaudited)      (Audited)
                                                 ----------------------------
         Accounts receivable - trade             $   1,485,831   $  1,076,013
         Other receivables                                   -         14,977
         Allowance for doubtful accounts               (83,611)       (34,887)
                                                 ----------------------------

                                                 $   1,402,220   $  1,056,103
                                                 ============================


6.       INVENTORIES
                                                      June         December
                                                    30, 2005       31, 2004
                                                   (Unaudited)     (Audited)
                                                 ----------------------------
         Finished products                       $     753,402   $  1,239,278
         Raw materials                                  36,558        314,777
         Valuation allowance                          (315,371)      (610,411)
                                                 -----------------------------

                                                 $     474,589   $    943,644
                                                 ============================

        7. CONVERTIBLE DEBENTURES

         During the quarter ended June 30, 2005, convertible debentures in an aggregate nominal value of $160,670 were converted to 3,405,383 shares of common stock. Upon conversion, an amount of $43,445, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 30,2004 2005 (unaudited) and December 31,2003 2004 (audited)


         During the quarter ended March 31, 2005, convertible debentures in an aggregate nominal value of $473,784 were converted to 5,275,366 shares of common stock. As a result of a decline in the conversion price from the date of issue, the Company determined that there was an additional beneficial conversion feature in the amount of $299,568. This amount was expensed and recorded as additional paid in capital. In addition, an amount of $104,695, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion feature amount, was transferred from other equity to paid in capital and common shares.

         During the three and six months ended June 30, 2005, $464,762 and $736,785, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original beneficial conversion feature related to the converted debentures and the amortization of deferred financing expenses. At June 30, 2005, the face amount of convertible debentures outstanding is $1,793,322 less unamortized beneficial conversion features of $372,043 and unamortized discounts of $154,197.

         The total beneficial conversion features recognized on the convertible debentures has reached the cash proceeds received for the debentures. Therefore, the Company will not be required to recognize any additional beneficial conversion feature amounts upon conversion of the remaining debentures. The Company will continue to amortize previously recognized beneficial conversion feature amounts.

8.       SHAREHOLDERS' EQUITY

         a) Employee Stock Purchase Plan - During the second quarter of 2005, employees purchased 173,267 shares of common stock for $8,837.

9.       COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 625,000, 300,000, 600,000 and 600,000 shares, respectively. Through
         June 30, 2005, the Company had awarded 595,208 options under the Employee Stock Option (1997) Plan, 296,318 options under the 1999 Incentive and Nonqualified Stock Option Plan, 521,405 options under the Employee Stock Option (2000) Plan and 530,000 options under the Employee Stock Option (2002) Plan. . During the quarter ended June 30, 2005, the Company awarded to a new director options to purchase 50,000 shares of common stock, under the Employee Stock Option (2002) Plan, at an exercise price of $0.07 per share.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 300,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the second quarter of 2005, 282,271 shares of common stock have been purchased under the Plan. As a result, the Company will be required to seek approval and register additional shares.

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

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 30,2004 2005 (unaudited) and December 31,2003 2004 (audited)


         A letter of credit has been issued to the contract manufacturer in the amount of $100,000 at June 30, 2005. The letter of credit secures the Company's payment obligation under the Agreement and expires in December 2005. The Company has pledged cash to the bank as collateral in the same amount as the letter of credit. This pledge has been classified as restricted cash.

         Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. At June 30, 2005, the Company had entered into development contracts with one of its contractors, in the amount of $778,000, of which $545,000 was expensed up to June 30, 2005. The contract calls for the payment of progress payments against specific milestones over the course of the contracts.

         Contract Supplier

         During the first quarter of 2005, the Company entered into a purchase agreement for the supply of filters. The agreement calls for a minimum purchase of $123,000 over a one-year period. For the period ended June 30, 2005, the company purchased filters in the amount of $56,170.


         Litigation

         As at June 30, 2005, there are no litigation matters outstanding against the Company.

10.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;

                                                   Three Months ended                     Six Months ended
                                                         June 30                              June 30
                                         ----------------------------------------------------------------------------
                                               2005               2004                 2005              2004
                                         ----------------------------------------------------------------------------
          Revenue by Region                (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)

          United States                  $   1,674,327      $   1,263,456       $        2,750,599   $    2,420,571
          Australia                            850,147            812,123                1,612,864        1,539,578
          Canada                               154,448            220,529                  318,421          429,928
                                         ============================================================================
          Rest of World                        101,659            116,408                  238,260          328,660
                                         ----------------------------------------------------------------------------

                                         $   2,780,581   $      2,412,516       $        4,920,144   $    4,718,737
                                         ============================================================================

                                                                As at  June 30, 2005  (Unaudited)
                                                            Canada            Australia           Total
                                                       ----------------------------------------------------

         Property, plant and equipment                 $      130,820       $      89,605      $    220,425
                                                       ====================================================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        June 30,2004 2005 (unaudited) and December 31,2003 2004 (audited)


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
                                                       ====================================================


11.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified to correspond with the current period's presentation.


12.      SUBSEQUENT EVENTS

         Conversions of convertible debentures subsequent to June 30, 2005 -- Subsequent to June 30, 2005, convertible debentures with an aggregate nominal value of $77,255 were converted to 1,906,000 shares of common stock. In conjunction with these conversions, the Company recorded non-cash financing expenses of $30,031.

         Upon conversion, an amount of $21,138, being the prorated portion of the original beneficial conversion feature amount and the additional beneficial conversion amount was transferred from other equity to paid in capital and common shares.

                                     ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and six months ended June 30, 2005.

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

Product supply issues

         With the introduction of two new products, the EUM3006 and EUM3005, in February and June of 2005 respectively, we have experienced, and expect to continue to experience, at least through the third quarter, both strong demand for and constrained supply of these products.

         Over the past several years, as the industry downturn continued, most parts manufacturers reduced their production capacities, shutting down production lines and reducing staffing levels. As a result, parts lead times have lengthened and there are significantly fewer parts available in the secondary or reseller markets. As a result, it has been difficult to react quickly to increased demand and we are vulnerable to production delays resulting from individual part shortages.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                                                 Three months ended June 30,
                                                                            ----------------------------------
                                                                              2005          2004      % Change
                                                                            --------     --------     --------
     North America                                                          $  1,829     $  1,484        23.2%
     Non-North America                                                           952          929         2.5%
                                                                            ----------------------------------

     Total revenues                                                         $  2,781     $  2,413        15.3%
                                                                            ==================================

     Percentage of total revenue

     North America                                                             65.8%        61.5%
     Non-North America                                                         34.2%        38.5%

     Total revenue increased 15.3% in Q2 2005 compared to Q2 2004. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed us to make gains in the North American market but has limited our potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have increased in Q2 2005 due to the introduction of our integrated outdoor end-user modem, the EUM 3006, at the end of February 2005 and the introduction of the latest generation indoor modem, the EUM 3005, at the beginning of June 2005. The Company also experienced a significant increase in our sales of base station units, the LMS4000 CCU, as our customers expand their networks.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. Revenues in Australia have shown strong sequential and year on year growth during 2005 and are expected to continue to show growth, subject to changes in the foreign exchange rate, as that subsidiary expands its ongoing service offerings.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but we expect that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                                     Three months ended
                                                           June 30,
                                                      2005         2004
                                                      ----         ----
     Product revenue
         Gross margin                                 $716         $368
         Gross margin rate                            30.3%        20.9%

     Service revenue
         Gross margin                                 $189         $278
         Gross margin rate                            45.2%        42.4%

     Total revenue
         Gross margin                                 $905         $646
         Gross margin rate                            32.5%        26.8%


     Gross margins in Q2 2005 increased to 32.5% compared to 26.8% of revenue in Q2 2004 and, in conjunction with the increase in quarterly revenue, total gross margin dollars increased 40.1% compared to Q2 2004.

     In Q2 2004, the Company recorded an additional inventory obsolescence charge of $253,000, which reduced product margins by 14.4% and overall margins by 10.5%. No similar provision was recorded in 2005. Service margins increased as more of the service revenue was generated through higher margin extended service agreements and less through subcontracted services.

     With the introduction of two new products, the EUM3006 and EUM3005, the Company has seen an increase in both our average selling price and our product cost, resulting in higher absolute gross margins but a lower gross margin percentage. As these products mature, we expect to continue to be actively involved in finding cost savings, through economies of scale and product refinement. We expect, however, that future cost reductions will be offset by volume discounts offered to our customers and to competitive pricing pressures. As such, the Company expects that gross margin percentages will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses declined to $1,043,643 from $1,477,161 in Q2 2004. Included in Q2 2004 expenses was a charge of $250,000 related to the joint registration statement/proxy filed on form F-4 on July 20, 2004. No similar amount was incurred in 2005. The remaining decline was mainly due to a reduction in compensation expense and other discretionary expenses. The Company anticipates that selling, general and administrative expenses, barring a significant change in foreign exchange rates, will remain at or near the current levels for the balance of the year.

Research and Development expenses

     Research and development expenses declined to $149,484 in Q2 2005 from $365,750 in Q2 2004. With the introduction of the EUM3006 in late February of 2005 and the EUM 3005 in June 2005, the Company focused on finalizing those programs and getting the products into manufacturing, before continuing other development programs.

     The Company expects to increase its research and development spending over the balance of the year as we continue our programs surrounding next generation modems based on 802.16 and Wi-MAX standards and completion of our MobileWAN product family, designed to provide rapid deployment mobile wireless access networking solutions for voice, video and data services.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $50,758 in Q2 2005 compared to $93,493 in Q2 2004. During the last several years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2005.

Interest expense

     Interest expense amounted to $474,894 for the three months ended June 30, 2005 compared to $584,012 for the three months ended June 30, 2004. Included in interest expense for the three months ended June 30, 2005 is $464,762 (2004 - $574,159) of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003, April 2004 and November 2004. With the issuance of the convertible debentures in July 2003, April 2004 and November 2004, which are due July 2006, April 2007 and November 2007, respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended June 30, 2005 in the amount of $672 compared to a loss for the three months ended June 30, 2004 in the amount of $121,801. The foreign exchange losses are due to a strengthening of the U.S. dollar versus the Canadian and Australian dollars.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                    Six months ended June 30,
                                             -----------------------------------
                                               2005         2004        % Change
                                             --------     --------      --------
     North America                           $  3,069     $  2,851         7.7%
     Non-North America                          1,851        1,868        (0.9%)
                                             ----------------------------------

     Total revenues                          $  4,920     $  4,719         4.3%
                                             ==================================

     Percentage of total revenue

     North America                              62.4%        60.4%
     Non-North America                          37.6%        39.6%

     Total revenue increased 4.3% in the six months ended June 30, 2005 compared to 2004. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed us to make gains in the North American market but has limited our potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have increased in 2005 due to the introduction of our integrated outdoor end-user modem, the EUM 3006, at the end of February 2005 and the introduction of the latest generation indoor modem, the EUM 3005, at the beginning of June 2005. The Company also experienced a significant increase in our sales of base station units, the LMS4000 CCU, as our customers expand their networks.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. Revenues in Australia have shown strong sequential and year on year growth during 2005 and are expected to continue to show growth, subject to changes in the foreign exchange rate, as that subsidiary expands its ongoing service offerings.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but we expect that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                                           Six months ended
                                                                June 30,
                                                           2005         2004
                                                          ------       ------
     Product revenue
         Gross margin                                     $1,259       $1,047
         Gross margin rate                                 30.6%        28.6%

     Service revenue
         Gross margin                                      $363         $423
         Gross margin rate                                 44.7%        39.7%

     Total revenue
         Gross margin                                     $1,622       $1,469
         Gross margin rate                                 33.0%        31.1%


     Gross margins increased to 33.0% in 2005 compared to 31.1% of revenue in 2004 and, in conjunction with the increase in revenue, total gross margin dollars increased 10.3% compared to 2004.

     In Q2 2004, the Company recorded an additional inventory obsolescence charge of $253,000, which reduced product margins by 6.9% and overall margins by 5.4%. No similar provision was recorded in 2005. Service margins increased as more of the service revenue was generated through higher margin extended service agreements and less through subcontracted services.

     With the introduction of two new products, the EUM3006 and EUM3005, the Company has seen an increase in both our average selling price and our product cost, resulting in higher absolute gross margins but a lower gross margin percentage. As these products mature, we expect to continue to be actively involved in finding cost savings, through economies of scale and product refinement. We expect, however, that future cost reductions will be offset by volume discounts offered to our customers and to competitive pricing pressures. As such, the Company expects that gross margin percentages will be at or near current levels over the balance of the fiscal year.

Selling, General and Administrative expenses

     Selling, general and administrative expenses declined to $2,054,374 in 2005 from $2,749,791 in 2004. Included in 2004 expenses was a charge of $250,000 related to the joint registration statement/proxy filed on form F-4 on July 20, 2004. No similar amount was incurred in 2005. The remaining decline was mainly due to a reduction in compensation expense and other discretionary expenses. The Company anticipates that selling, general and administrative expenses, barring a significant change in foreign exchange rates, will remain at or near the current levels for the balance of the year.

Research and Development expenses

     Research and development expenses declined to $260,340 in 2005 from $854,794 in 2004. With the introduction of the EUM3006 in late February of 2005 and the EUM 3005 in June 2005, the Company focused on finalizing those programs and getting the products into manufacturing, before continuing other development programs.

     The Company expects to increase its research and development spending over the balance of the year as we continue our programs surrounding next generation modems based on 802.16 and Wi-MAX standards and completion of our MobileWAN product family, designed to provide rapid deployment mobile wireless access networking solutions for voice, video and data services.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $84,712 in 2005 compared to $188,723 in 2004. During the last several years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2005.

Interest expense

     Interest expense amounted to $754,476 for the six months ended June 30, 2005 compared to $1,101,070 for the six months ended June 30, 2004. Included in interest expense for the six months ended June 30, 2005 is $736,785 (2004 - $1,081,264) of non-cash charges related to the accretion and conversion of convertible debentures issued in July 2003, April 2004 and November 2004. With the issuance of the convertible debentures in July 2003, April 2004 and November 2004, which are due July 2006, April 2007 and November 2007, respectively, if not converted to common stock prior to maturity, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures.

Foreign Exchange

     The Company incurred a foreign exchange loss for the six months ended June 30, 2005 in the amount of $9,639 compared to a loss for the six months ended June 30, 2004 in the amount of $150,097. The foreign exchange losses are due to a strengthening of the U.S. dollar versus the Canadian and Australian dollars.

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

     We used $492,885 of cash in operating activities during the six months ended June 30, 2005 (2004 - $2,412,869). We expect to continue to have revenue and gross margin growth and to control cash expenditures through the remainder of 2005. However, based on our long term plans and projections, Management believes that we will have to raise additional funds in 2005 to meet our current and future financial commitments until we achieve positive cash flows from operations.

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

     During the three months ended June 30, 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.


PART II.         OTHER INFORMATION

Item 5.  Other Information

      During the quarter ended June 30, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.  Exhibits

         31.1  Certification from Charles W. Brown
         31.2  Certification from T. Scott Worthington
         32.1 Certification pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                           WaveRider Communications Inc.

Date: August 4, 2005                       /s/ Charles W. Brown
                                           --------------------
                                           Charles W. Brown
                                           Chief Executive Officer

                                           /s/ T. Scott Worthington
                                           ------------------------
                                           T. Scott
                                           Worthington Chief
                                           Financial Officer.