Form 10QSB
period 2005-09-30
WAVERIDER COMMUNICATIONS INC
filed 2005-11-03
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   Form 10-QSB

   QUARTERLYREPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

             1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005



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


November 2, 2005:   29,592,443 Common shares, $.001 par value.



Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

                          WAVERIDER COMMUNICATIONS INC.

                                  FORM 10 - QSB

                     For the Period Ended September 30, 2005


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

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  September 30,     December 31,
                                                                                      2005              2004
                                                                                   (Unaudited)        (Audited)
                                                                                  -------------    --------------
ASSETS

Current assets:

    Cash and cash equivalents                                                      $     688,202     $   1,291,822
    Restricted cash                                                                            -           100,000
    Accounts receivable, net                                                           1,607,325         1,056,103
    Inventories                                                                          561,354           943,644
    Prepaid expenses and other assets                                                    103,184           145,805
                                                                                   -------------    --------------
                  Current assets                                                       2,960,065         3,537,374
Property, plant and equipment, net                                                       209,662           295,063
                                                                                   -------------    --------------
                                                                                   $   3,169,727    $    3,832,437
                                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

    Accounts payable and accrued liabilities                                       $   2,248,492    $    2,080,064
    Deferred revenue                                                                     544,931           407,639
    Current portion of convertible debentures, net of discounts of $131,870              318,130                 -
    Current portion of obligations under capital lease                                     2,013             2,781
                                                                                   -------------    --------------
                  Current liabilities                                                  3,113,566         2,490,484
Convertible debentures,   net of discounts of $260,592 and $921,454 respectively         931,245         1,506,322
Obligations under capital lease                                                                -             1,854
                                                                                   -------------    --------------
                  Total liabilities                                                    4,044,811         3,998,660
                                                                                   -------------    --------------

Commitments and Contingencies (Note 9)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:

       issued and outstanding - 29,592,443 shares at September 30, 2005 and
       16,571,732 shares at December 31, 2004                                             29,592            16,572
    Additional paid-in capital                                                        91,125,306        89,582,484
    Other equity                                                                       4,673,429         5,134,928
    Accumulated other comprehensive loss                                                (322,477)         (337,239)
    Accumulated deficit                                                              (96,380,934)      (94,562,968)
                                                                                   -------------    --------------
                  Total shareholders' deficit                                           (875,084)         (166,223)
                                                                                   -------------    --------------
                                                                                   $   3,169,727    $    3,832,437
                                                                                   =============    ==============




See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)


                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                         --------------     ------------  --------------   ------------
CONSOLIDATED STATEMENTS OF LOSS

REVENUE

Product revenue                                        $    2,413,951     $  2,271,435   $    6,521,398    $  5,925,002
Service revenue                                               595,543          397,784        1,408,240       1,462,954
                                                       --------------     ------------   --------------    ------------
                                                            3,009,494        2,669,219        7,929,638       7,387,956
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,596,489        1,445,226        4,445,459       4,052,247
Service revenue                                               340,089          199,177          789,495         841,705
                                                       --------------     ------------   --------------    ------------
                                                            1,936,578        1,644,403        5,234,954       4,893,952
                                                       --------------     ------------   --------------    ------------
GROSS MARGIN                                                1,072,916        1,024,816        2,694,684       2,494,004
                                                       --------------     ------------   --------------    ------------

EXPENSES

Selling, general and administration                         1,051,346        1,121,693        3,105,720       3,871,484
Research and development                                       96,896          521,436          357,236       1,376,230
Depreciation and amortization                                  32,386           53,364          117,098         242,087
Bad debt expense                                                    -           18,975           18,599          35,715
                                                       --------------     ------------   --------------    ------------
                                                            1,180,628        1,715,468        3,598,653       5,525,516
                                                       --------------     ------------   --------------    ------------
LOSS FROM OPERATIONS                                         (107,712)        (690,652)        (903,969)     (3,031,512)
                                                       --------------     ------------   --------------    ------------


NON-OPERATING EXPENSES (INCOME)

Interest expense                                              156,432        1,267,017          910,908       2,368,087
Foreign exchange loss                                           2,738           32,345           12,377         182,442
Interest income                                                (3,054)            (412)          (9,288)         (3,031)
                                                       --------------     ------------   ---------------   ------------
                                                              156,116        1,298,950           913,997      2,547,498
                                                       --------------     ------------   ---------------   ------------
NET LOSS                                               $     (263,828)    $ (1,989,602)  $   (1,817,966)   $ (5,579,010)
                                                       ==============     ============   ===============   ============
BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.01)    $      (0.13)  $        (0.08)   $      (0.38)
                                                       ==============     ============   ===============   ============
Weighted Average Number of Common Shares                   27,967,983       15,165,678       23,524,238      14,836,601
                                                       ==============     ============   ==============    ============

CONSOLIDATED STATEMENTS OF DEFICIT

OPENING DEFICIT                                           (96,117,106)     (91,851,707)     (94,562,968)    (88,262,299)
NET LOSS FOR THE PERIOD                                      (263,828)      (1,989,602)      (1,817,966)     (5,579,010)
                                                       --------------     ------------   --------------   -------------
CLOSING DEFICIT                                        $  (96,380,934)    $(93,841,309)  $  (96,380,934)   $(93,841,309)
                                                       ==============     ============   ===============   ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NET LOSS FOR THE PERIOD                                      (263,828)      (1,989,602)      (1,817,966)     (5,579,010)

OTHER COMPREHENSIVE INCOME

    Cumulative translation adjustment                          (2,460)         (34,182)          14,762          29,267
                                                       --------------     -------------  --------------    ------------
COMPREHENSIVE LOSS                                     $     (266,288)    $ (2,023,784)  $   (1,803,204)   $ (5,549,743)
                                                        =============     ============   ===============   ============

See accompanying notes to financial statements.


                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)


                                                                                         Nine months ended September 30
                                                                                             2005               2004
                                                                                        -------------      -------------
                                                                                        (Unaudited)         (Unaudited)
OPERATIONS

Net loss                                                                            $   (1,817,966)      $   (5,579,010)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          117,098              242,087
    Unrealized foreign exchange loss                                                        44,381              158,174
    Non-cash financing charges                                                             886,736            2,340,008
    Gain on disposal of fixed assets                                                        (4,600)              (9,428)
    Bad debt expense                                                                        18,599               35,715
Net changes in working capital items                                                       105,801              370,625
                                                                                     -------------        -------------
    Net cash used in operating activities                                                 (649,951)          (2,441,829)
                                                                                     -------------        -------------
INVESTING
Acquisition of property, plant and equipment                                               (29,071)            (161,324)
                                                                                     -------------        -------------
    Net cash used in investing activities                                                  (29,071)            (161,324)
                                                                                     -------------        -------------

FINANCING

Proceeds from sale of shares net of issue fees                                               8,837               30,796
Movement in restricted cash                                                                100,000                    -
Proceeds from sale of convertible debentures net of issue fees                                   -            1,900,000
Proceeds from notes receivable                                                                   -               20,698
Payments on capital lease obligations                                                       (2,054)              (9,644)
                                                                                     -------------        -------------
    Net cash provided by financing activities                                              106,783            1,941,850
                                                                                     -------------        -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (31,381)            (130,542)
                                                                                     -------------        -------------
Decrease in cash and cash equivalents                                                     (603,620)            (791,845)
Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                     -------------        -------------
Cash and cash equivalents, end of period                                            $      688,202   $        1,051,290
                                                                                    ==============        =============

Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $        1,396   $            2,292


See accompanying notes to financial statements.


                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2005 (unaudited) and December 31, 2004 (audited)

1.       GOING CONCERN


         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,817,966 for the nine months ended September 30, 2005 (2004 - $5,579,010) and reported an accumulated deficit at that date of $96,380,934 (2004 - $93,841,309). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.

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


2.       BASIS OF PRESENTATION

         The financial statements for the three and nine months ended September 30, 2005 and 2004 include, in the opinion of Management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of results of operations which will be realized for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2004.

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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:


                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2005              2004           2005           2004
                                                          -------------    -------------   -------------  -------------
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
         Net loss, as reported                          $     (263,828)    $  (1,989,602)   $ (1,817,966)  $ (5,579,010)

         Add:  Stock-based employee compensation
           expense included in reported net loss                    -                -                -              -
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards             (103,543)          (52,054)       (215,290)     (193,678)
                                                          -------------    -------------   -------------   -----------
         Pro forma net loss                               $   (367,371)    $  (2,041,656)  $  (2,033,256)  $(5,772,688)
                                                          =============    =============   ==============  ============
         Basic and diluted loss per share,
           as reported                                    $      (0.01)    $       (0.13)  $       (0.08)  $     (0.38)
                                                          =============    =============   ==============  ============
         Basic and diluted loss per share,
           pro forma                                      $      (0.01)    $       (0.13)  $       (0.09)  $     (0.39)
                                                          =============    =============   ==============  ============


5.       ACCOUNTS RECEIVABLE

                                                                                            September       December
                                                                                             30, 2005       31, 2004
                                                                                         --------------  ------------
                                                                                           (Unaudited)     (Audited)
         Accounts receivable - trade                                                      $   1,672,729   $  1,076,013
         Other receivables                                                                       18,207         14,977
         Allowance for doubtful accounts                                                        (83,611)       (34,887)
                                                                                          --------------  ------------
                                                                                          $   1,607,325   $  1,056,103
                                                                                          ============================



6.       INVENTORIES

                                                                                            September       December
                                                                                             30, 2005       31, 2004
                                                                                         --------------  ------------
                                                                                           (Unaudited)     (Audited)
         Finished products                                                                $     940,798   $  1,239,278
         Raw materials                                                                           10,723        314,777
         Valuation allowance                                                                   (390,167)      (610,411)
                                                                                          --------------  ------------
                                                                                          $     561,354   $    943,644
                                                                                          ============================

        7. CONVERTIBLE DEBENTURES

         During the quarter ended September 30, 2005, convertible debentures in an aggregate nominal value of $151,485 were converted to 4,166,965 shares of common stock. Upon conversion, an amount of $41,448, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

         During the quarter ended June 30, 2005, convertible debentures in an aggregate nominal value of $160,670 were converted to 3,405,113 shares of common stock. Upon conversion, an amount of $43,445, being the prorated portion of the original beneficial conversion feature amount was transferred from other equity to paid in capital and common shares.

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

         During the three and nine months ended September 30, 2005, $149,951 and $886,736, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures, the write-off of the original beneficial conversion feature related to the converted debentures and the amortization of deferred financing expenses. At September 30, 2005, the face amount of convertible debentures outstanding is $1,641,837 less unamortized beneficial conversion features of $277,326 and unamortized discounts of $115,136.

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

9.       COMMITMENTS AND CONTINGENCIES

         Employee Stock Option Agreements

         The Company has four existing employee stock option plans -- the Employee Stock Option (1997) Plan, the 1999 Incentive and Nonqualified Stock Option Plan, the Employee Stock Option (2000) Plan and the Employee Stock Option (2002) Plan which have authorized shares of 625,000, 300,000, 600,000 and 600,000 shares, respectively. Through
         September 30, 2005, the Company had awarded 592,808 options under the Employee Stock Option (1997) Plan, 296,318 options under the 1999 Incentive and Nonqualified Stock Option Plan, 508,072 options under the Employee Stock Option (2000) Plan and 530,000 options under the Employee Stock Option (2002) Plan. During the quarter ended September 30, 2005, the Company did not award any new options.

         Employee Stock Purchase Agreement

         On July 7, 2000, the shareholders approved the establishment of the Company's Employee Stock Purchase (2000) Plan, which has 300,000 authorized shares. Under the terms of the plan, employees are eligible to purchase shares of the Company's common stock at 85% of the lower of the closing price at the beginning or ending date of each period. Through the end of the third quarter of 2005, 282,271 shares of common stock were purchased under the Plan. As a result, the Company is not currently offering shares to its employees and will be required to seek approval and register additional shares prior to opening a new plan session.

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

         On August 31, 2005, the Company's wholly owned subsidiary, WaveRider Communications (Canada) Inc., entered into a General Security Agreement with our primary contract manufacturer. Under the terms of the Agreement, WaveRider Communications (Canada) Inc. granted a security interest over all of its properties and assets, as additional security for the repayment and performance of its obligations under the ongoing supply agreement.

         On September 7, 2005, our primary contract manufacturer announced its plans to close the manufacturing plant that produces our products. The plant will be wound down over the coming months with final closure taking place on or before March 31, 2006. We are working with the contract manufacturer to transition our production to another of our contract manufacturer's plants and do not anticipate any significant manufacturing delays or shortages. However, any transition can result in unexpected issues which could impact our ability to supply products over the coming two quarters.

         Development Contractors

         The Company employs outside contractors to assist in the design and development of its products. As at September 30, 2005, the Company had entered into development contracts with one of its contractors, in the amount of $395,000, of which $284,000 was expensed up to September 30, 2005. The contract calls for the payment of progress payments against specific milestones over the course of the contracts.

         Financial Consultants

         On September 12, 2005, the Company entered into agreements with consultants for business planning and financial advise and merger and acquisition support. Under the terms of the Agreements the Company paid a cash project fee of $20,000 and committed to issuing 300,000 shares of common stock, upon the filing of a registration statement under SEC Form S-8. Should the Company enter into a financial transaction with a candidate identified by the consultants, a fee of six percent (6%) of the total consideration will be payable to the consultants.

         Litigation

         As at September 30, 2005, there are no litigation matters outstanding against the Company.

10.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.


         Geographic Segments

         The Company operated in the following geographic segments;

                                                   Three Months ended                    Nine Months ended
                                                      September 30                          September 30
                                               2005               2004                 2005              2004
                                         -------------      --------------       --------------    ---------------
          Revenue by Region                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
          United States                      1,846,997      $   1,607,403       $     4,597,596   $    4,027,974
          Australia                            794,171            789,572             2,407,035        2,329,150
          Canada                               229,145            161,113               547,566          591,041
          Rest of World                        139,181            111,131               377,441          439,791
                                         -------------     --------------        --------------   ----------------
                                         $   3,009,494     $    2,669,219       $     7,929,638   $    7,387,956
                                         =============     ==============       ===============   ================


                                                                As at September 30, 2005  (Unaudited)
                                                            Canada            Australia           Total
                                                       --------------       -------------      ------------
         Property, plant and equipment                 $      129,408       $      80,254      $    209,662
                                                       ==============       =============      ============


                                                                  As at December 31, 2004 (Audited)
                                                           Canada             Australia           Total
                                                       --------------       -------------      ------------
         Property, plant and equipment                 $      193,195       $     101,868      $    295,063
                                                       ==============       =============      ============


11.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified to correspond with the current period's presentation.

                                     ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for the three and nine months ended September 30, 2005.

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

Overview

     We design, develop, market and support fixed wireless Internet and data network access products. Our products are designed to deliver efficient, reliable, and cost-effective solutions; bringing both fixed and mobile high-speed Internet and data access to markets around the world.

     Our Last Mile Solution family of products are designed to provide the solution to the "last mile" problem faced by traditional wired telecommunications services: how to profitably build out a network that provides the level of services demanded by end users. In medium to small markets, and in areas of the world with limited or no existing telecommunications infrastructure, the cost to install or upgrade wired services to provide the level of access customers expect can be prohibitive. We believe that our fixed wireless Internet access products are faster and less expensive to deploy than traditional wired services, with a lower cost-per-user to install, deploy and manage.

     Our MobileWAN family of wireless systems are designed for rapid, field deployable, mobile wireless access networking providing voice, video and data services. Focused on the public security and worksite safety markets, the MobileWAN delivers mobile broadband access without requiring a significant investment in infrastructure and equipment. The system is a cost-effective solution that can be deployed rapidly and is suitable for temporary or permanent installations where high-speed voice, video or data services are required.

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

Product supply issues

         On September 7, 2005, our contract manufacturer announced its plans to close the manufacturing plant that produces our products. The plant will be wound down over the coming months with final closure taking place on or before March 31, 2006. We are working with the contract manufacturer to transition our production to another of our contract manufacturer's plants and do not anticipate any significant manufacturing delays or shortages. However, any transition can result in unexpected issues, which could impact our ability to supply products over the coming two quarters.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                      Three months ended September 30,
                                      2005       2004      % Change

     North America                $  2,076     $  1,768        17.4%
     Non-North America                 933          901         3.6%
                                  ----------------------------------
     Total revenues               $  3,009     $  2,669        12.7%
                                  ==================================

     Percentage of total revenue

     North America                                 69.0%        66.2%
     Non-North America                             31.0%        33.8%

     Total revenue increased 12.7% in Q3 2005 compared to Q3 2004. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed us to make gains in the North American market but has limited our potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

     Total revenues in North America have increased in Q3 2005 due to the introduction of our integrated outdoor end-user modem, the EUM 3006, at the end of February 2005 and the introduction of the latest generation indoor modem, the EUM 3005, at the beginning of June 2005. The Company also experienced a significant increase in our sales of base station units, the LMS4000 CCU, as our customers expand their networks.

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. Revenues in Australia have shown year on year growth during 2005 and are expected to continue to show growth, subject to changes in the foreign exchange rate, as that subsidiary expands its ongoing service offerings.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but we expect that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                              Three months ended
                                                 September 30,
                                                2005         2004
                                              -------------------
     Product revenue
         Gross margin                           $818         $826
         Gross margin rate                      33.9%        36.4%

     Service revenue
         Gross margin                           $255         $199
         Gross margin rate                      42.9%        49.9%

     Total revenue
         Gross margin                         $1,073       $1,025
         Gross margin rate                      35.7%        38.4%


     Gross margins in Q3 2005 declined to 35.7% compared to 38.4% of revenue in Q3 2004. However, as a result of the increase in quarterly revenue, total gross margin dollars increased by 4.7% compared to Q3 2004.

     With the introduction of two new products, the EUM3006 and EUM3005, the Company has seen an increase in both our average selling price and our product cost, resulting in higher absolute gross margins but a lower gross margin percentage. As these products mature, we expect to continue to be actively involved in finding cost savings, through economies of scale and product refinement. We expect, however, that future cost reductions will be offset by volume discounts offered to our customers and to competitive pricing pressures. As such, the Company expects that gross margin percentages for product revenue will be at or near current levels over the balance of the fiscal year.

     Service revenue gross margins percentages were negatively affected by the Company's use of subcontract labor for a major installation undertaken in the third quarter. While use of outside contractors allows the Company to provide larger scale installations and thereby increase overall gross margins it does negatively impact gross margin percentages.

Selling, General and Administrative expenses

     Selling, general and administrative expenses declined to $1,051,346 from $1,121,693 in Q3 2004. The decline was mainly due to a reduction in compensation expense and other discretionary expenses. The Company anticipates that selling, general and administrative expenses, barring a significant change in foreign exchange rates, will remain at or near the current levels for the balance of the year.

Research and Development expenses

     Research and development expenses declined to $96,896 in Q3 2005 from $521,436 in Q3 2004. With the introduction of the EUM3006 in late February of 2005 and the EUM 3005 in June 2005, the Company focused on finalizing those programs and getting the products into manufacturing, before continuing other development programs.

     The Company expects to increase its research and development spending over the balance of the year as we continue our programs surrounding next generation modems based on 802.XX and Wi-MAX standards and completion of our MobileWAN product family, designed to provide rapid deployment mobile wireless access networking solutions for voice, video and data services.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $32,386 in Q3 2005 compared to $53,364 in Q3 2004. During the last several years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of 2005.

Interest expense

     Interest expense amounted to $156,432 in Q3 2005 compared to $1,267,017 in Q3 2004. Included in interest expense for the three months ended September 30, 2005 is $149,951 (2004 - $1,258,744) of non-cash charges related to the convertible debentures issued in July 2003, April 2004 and November 2004. With the issuance of the convertible debentures in July 2003, April 2004 and November 2004, which are due July 2006, April 2007 and November 2007, respectively, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures and the amortization of deferred financing costs.

Foreign Exchange

     The Company incurred a foreign exchange loss for the three months ended September 30, 2005 in the amount of $2,738 compared to a loss for the three months ended September 30, 2004 in the amount of $32,345. The foreign exchange losses are due to a strengthening of the U.S. dollar versus the Canadian and Australian dollars.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                         Nine months ended September 30,
                                        2005         2004      % Change
                                     ----------------------------------
     North America                   $  5,145     $  4,619        11.4%
     Non-North America                  2,785        2,769         0.6%
                                     ----------------------------------

     Total revenues                  $  7,930     $  7,388         7.3%
                                     ==================================

     Percentage of total revenue

     North America                                    64.9%       62.5%
     Non-North America                                35.1%       37.5%

     Total revenue increased 7.3% in the nine months ended September 30, 2005 compared to 2004. The Company's focus on the 900 MHz non-line of sight LMS product family had allowed us to make gains in the North American market but has limited our potential in a large part of the rest of the world, where the 900 MHz band is not available on a license exempt basis. As a result, we are exposed to potential significant swings when the focused market for our main product experiences periods of weakness.

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

     Non-North American revenues were mainly focused on our operating subsidiary in Australia. Revenues in Australia have shown year on year growth during 2005 and are expected to continue to show growth, subject to changes in the foreign exchange rate, as that subsidiary expands its ongoing service offerings.

     The Company has taken initial steps to access the Caribbean, Latin American and South American markets, which in most parts do provide license exempt availability of 900 MHz spectrum, but we expect that there will be relatively long sales cycles in these markets.

Gross Margins

     The following table presents our gross margin and the percentage of total revenues ($000's):

                                            Nine months ended
                                              September 30,
                                            2005          2004
                                           -------------------
     Product revenue
         Gross margin                      $2,076       $1,873
         Gross margin rate                  31.8%        31.6%

     Service revenue
         Gross margin                       $619         $621
         Gross margin rate                  43.9%        42.5%

     Total revenue
         Gross margin                      $2,695       $2,494
         Gross margin rate                  34.0%        33.8%


     Gross margins remained relatively flat at 34.0% in 2005 compared 33.8% in 2004 but, in conjunction with the increase in revenue, total gross margin dollars increased 8.0% compared to 2004.

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

Selling, General and Administrative expenses

     Selling, general and administrative expenses declined to $3,105,720 in 2005 from $3,871,484 in 2004. Included in 2004 expenses was a charge of $250,000 related to the joint registration statement/proxy filed on form F-4 on July 20, 2004. No similar amount was incurred in 2005. The remaining decline was mainly due to a reduction in compensation expense and other discretionary expenses. The Company anticipates that selling, general and administrative expenses, barring a significant change in foreign exchange rates, will remain at or near the current levels for the balance of the year.

Research and Development expenses

     Research and development expenses declined to $357,236 in 2005 from $1,376,230 in 2004. With the introduction of the EUM3006 in late February of 2005 and the EUM 3005 in June 2005, the Company focused on finalizing those programs and getting the products into manufacturing, before continuing other development programs.

     The Company expects to increase its research and development spending over the balance of the year as we continue our programs surrounding next generation modems based on 802.XX and Wi-MAX standards and completion of our MobileWAN product family, designed to provide rapid deployment mobile wireless access networking solutions for voice, video and data services.

Depreciation and Amortization expense

     Depreciation and amortization expense declined to $117,098 in 2005 compared to $242,087 in 2004. During the last several years, the Company has withheld spending on new capital assets and does not plan any major capital acquisitions through the balance of fiscal 2005.

Interest expense

     Interest expense amounted to $910,908 for the nine months ended September 30, 2005 compared to $2,368,087 for the nine months ended September 30, 2004. Included in interest expense for the nine months ended September 30, 2005 is $886,736 (2004 - $2,340,008) of non-cash charges related to the convertible debentures issued in July 2003, April 2004 and November 2004. With the issuance of the convertible debentures in July 2003, April 2004 and November 2004, which are due July 2006, April 2007 and November 2007, respectively, the Company will continue to incur non-cash financial expenses through the accretion of the beneficial conversion feature included in the debentures and the amortization of deferred financing costs.

Foreign Exchange

     The Company incurred a foreign exchange loss for the nine months ended September 30, 2005 in the amount of $12,377 compared to a loss for the nine months ended September 30, 2004 in the amount of $182,442. The foreign exchange losses are due to a strengthening of the U.S. dollar versus the Canadian and Australian dollars.

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

     We used $649,951 of cash in operating activities during the nine months ended September 30, 2005 (2004 - $2,441,829). We expect to continue to have revenue and gross margin growth and to control cash expenditures through the remainder of 2005. However, based on our long term plans and projections, Management believes that we will have to raise additional funds in 2005 or early 2006 to meet our current and future financial commitments until we achieve positive cash flows from operations.

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


CURRENT ACTIVITIES

     We currently have approximately 30 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

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

     During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.


PART II.         OTHER INFORMATION

Item 5.  Other Information

      During the quarter ended September 30, 2005, we made no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Item 6.  Exhibits

                   31.1  Certification from Charles W. Brown
                   31.2  Certification from T. Scott Worthington
                   32.1  Certification pursuant to 18 U.S.C. ss.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                   WaveRider Communications Inc.

Date: November 3, 2005                             /s/ Charles W. Brown
                                                   --------------------
                                                   Charles W. Brown
                                                   Chief Executive Officer

                                                   /s/ T. Scott Worthington
                                                   ------------------------
                                                   T. Scott Worthington
                                                   Chief Financial Officer