Form 10QSB/A
period 2005-03-31
WAVERIDER COMMUNICATIONS INC
filed 2006-01-27
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                  Form 10-QSB/A


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

May 12, 2005:     24,633,104 Common shares, $.001 par value.


Transitional Small Business Disclosure Format: (check one):
     Yes _____;    No __X__

Explanatory Note

         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is to restate the Company's consolidated condensed financial statements for the three months ended March 31, 2005 (the "Financial Statements") and to modify the related disclosures. Please see Notes 1 and 8 to the Financial Statements included in the amended Form 10-QSB.

         The restatement arose from the Company's determination that it had not accounted for certain provisions of the Convertible Debentures, entered into on July 14, 2003, April 24, 2004 and November 15, 2004, as embedded derivatives. As well, the Company has determined that,` upon issuance of the first Convertible Debenture, net-share settlement was no longer in the Company's control. As a result, the fair value of the embedded derivatives and certain instruments convertible or exercisable into common shares (notably the Company's Warrants) should be recorded as a liability, with any changes in the fair value between reporting dates recorded as derivative income or expense, as appropriate

         This amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in Notes 1 and 8 to the Financial Statements included in the amended Form 10-QSB/A. Additionally, this amended Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-QSB/A and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.



                          WAVERIDER COMMUNICATIONS INC.


                                 FORM 10 - QSB/A

                       For the Period Ended March 31, 2005

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


PART I.            FINANCIAL INFORMATION


                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                    March 31,       December 31,
                                                                                      2005              2004
                                                                                   (Unaudited)       (Audited)
                                                                                   (Restated)        (Restated)
ASSETS


Current assets:
    Cash and cash equivalents                                                      $   1,093,360     $   1,291,822
    Restricted cash                                                                      100,000           100,000
    Accounts receivable, less allowance for doubtful accounts                          1,165,335         1,056,103
    Inventories                                                                          648,718           943,644
    Prepaid expenses and other assets                                                    120,013           150,940
                                                                                   -------------    --------------

                  Current assets                                                       3,127,426         3,542,509

Property, plant and equipment, net                                                       262,607           295,063
                                                                                   -------------    --------------
                                                                                   $   3,390,033    $    3,837,572
                                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                                       $   1,875,103    $    2,080,064
    Deferred revenue                                                                     639,481           407,639
    Derivative financial instruments                                                     421,352           642,907
    Current portion of obligations under capital lease                                     2,768             2,781
                                                                                   -------------    --------------

                  Current liabilities                                                  2,938,704         3,133,391

Convertible debentures, net of discount of $610,116 and $851,793 respectively          1,343,876         1,575,984
Obligations under capital lease                                                              619             1,854
                                                                                   -------------    --------------

                  Total liabilities                                                    4,283,199         4,711,229
                                                                                   -------------    --------------

Commitments and Contingencies (Note 8)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 21,847,098 shares at March 31, 2005 and
       16,571,732 shares at December 31, 2004                                             21,847            16,572
    Additional paid-in capital                                                        86,283,381        85,873,368
    Accumulated other comprehensive loss                                                (330,775)         (337,239)
    Accumulated deficit                                                              (86,867,619)      (86,426,358)
                                                                                   -------------    --------------

                  Total shareholders' deficit                                           (893,166)         (873,657)
                                                                                   -------------    --------------

                                                                                   $   3,390,033    $    3,837,572
                                                                                   =============    ==============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                                 Three months ended March 31
                                                                              2005                      2004
                                                                       --------------------------------------------
                                                                           (Unaudited)               (Unaudited)
                                                                           (Restated)                (Restated)
REVENUE

Product revenue                                                        $        1,744,849          $      1,896,527
Service revenue                                                                   394,714                   409,694
                                                                       --------------------------------------------

                                                                                2,139,563                 2,306,221
                                                                       --------------------------------------------

COST OF REVENUE

Product revenue                                                                 1,202,029                 1,217,767
Service revenue                                                                   220,534                   265,103
                                                                       --------------------------------------------

                                                                                1,422,563                 1,482,870
                                                                       --------------------------------------------

GROSS MARGIN                                                                      717,000                   823,351
                                                                       --------------------------------------------

EXPENSES

Selling, general and administration                                             1,010,731                 1,272,630
Research and development                                                          110,856                   489,044
Depreciation and amortization                                                      33,954                    95,230
Bad debt expense                                                                    2,836                     1,740
                                                                       --------------------------------------------

                                                                                1,158,377                 1,858,644
                                                                       --------------------------------------------

LOSS FROM OPERATIONS                                                             (441,377)               (1,035,293)
                                                                       ---------------------------------------------

NON-OPERATING EXPENSES (INCOME)

Interest expense                                                                  120,960                    68,560
Derivative financial instrument (income) expense                                 (126,799)                 (538,656)
Foreign exchange loss                                                               8,967                    28,296
Interest income                                                                    (3,244)                   (2,097)
                                                                       ---------------------------------------------

                                                                                     (116)                 (443,897)
                                                                       ---------------------------------------------

NET LOSS                                                               $         (441,261)         $       (591,396)
                                                                       =============================================

BASIC AND DILUTED LOSS PER SHARE                                       $            (0.02)         $          (0.04)
                                                                       =============================================

Weighted Average Number of Common Shares                                       17,842,071                14,599,929
                                                                       ============================================

---------------------------------------------------------------------------------------------------------------------

OPENING DEFICIT                                                        $      (86,426,358)         $    (84,787,298)

NET LOSS FOR THE PERIOD                                                          (441,261)                 (591,396)
                                                                       ---------------------------------------------

CLOSING DEFICIT                                                        $      (86,867,619)         $    (85,378,694)
                                                                       =============================================

---------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                                $         (441,261)         $       (591,396)

OTHER COMPREHENSIVE INCOME/(LOSS)

    Cumulative translation adjustment                                               6,464                    (6,179)
                                                                       ---------------------------------------------

COMPREHENSIVE LOSS                                                     $         (434,797)         $       (597,575)
                                                                       =============================================



See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                            Three months ended March 31
                                                                                            2005                 2004
                                                                                    ------------------------------------
                                                                                         (Unaudited)          (Unaudited)
                                                                                         (Restated)           (Restated)
OPERATIONS


Net loss                                                                            $     (441,261)      $     (591,396)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           33,954               95,230
    Unrealized foreign exchange loss                                                         9,319               13,068
    Non-cash financing charges                                                             115,425               56,548
    Derivative financial instruments income                                               (126,799)            (538,655)
    Gain on disposal of fixed assets                                                             -              (6,246)
    Bad debt expense                                                                         2,836                1,740
Net changes in working capital items                                                       223,140              173,803
                                                                                    -----------------------------------

    Net cash used in operating activities                                                 (183,386)            (795,908)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                                (2,386)             (89,791)
                                                                                    -----------------------------------

    Net cash used in investing activities                                                   (2,386)             (89,791)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issuance fees                                                -                3,987
Proceeds from note receivable                                                                    -               20,698
Payments on capital lease obligations                                                         (680)              (8,677)
                                                                                    -----------------------------------

    Net cash provided by (used in) financing activities                                       (680)              16,008
                                                                                    ------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (12,010)             (14,175)
                                                                                    -----------------------------------

Decrease in cash and cash equivalents                                                     (198,462)            (883,866)

Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $    1,093,360       $      959,269
                                                                                    ===================================


Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $           479      $        1,023


See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)



1.        RESTATEMENT

          The Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force ("EITF") No. 00-19 see notes 8 and 9. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances, derivative financial instruments have been recorded as liabilities and carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. Fair value adjustments resulted in a decrease in net loss and loss per share in the amount of $285,422 and $0.02 per share (2004 - $987,154 and $0.07 per share).

2.       GOING CONCERN

         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $441,261 for the three months ended March 31, 2005 (2004 - $591,396) and reported an accumulated deficit at that date of $86,867,619 (2004 - $85,378,694). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, create significant doubt as to the ability of the Company to continue normal business operations.


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                                           Three months ended March 31,
                                                                                               2005           2004
                                                                                          -----------------------------
                                                                                           (Unaudited)     (Unaudited)


         Net loss, as reported                                                            $    (441,261)  $   (591,396)

         Add:  Stock-based employee compensation
         expense included in reported net loss                                                        -              -
         Deduct: Total stock-based employee compensation
         expense determined under fair value based method for all awards                       (108,740)      (106,337)
                                                                                          -----------------------------


         Pro forma net loss                                                               $    (550,001)  $   (697,733)
                                                                                          ============================

         Basic and diluted loss per share, as reported                                    $       (0.02)  $      (0.04)
                                                                                          =============================
         Basic and diluted loss per share, pro forma                                      $       (0.03)  $     (0. 05)
                                                                                          =============================


6.       ACCOUNTS RECEIVABLE

                                                      March         December
                                                     31, 2005       31, 2004
                                                  ----------------------------
                                                   (Unaudited)      (Audited)

         Accounts receivable - trade              $   1,233,183   $  1,076,013
         Other receivables                                    -         14,977
         Allowance for doubtful accounts                (67,848)       (34,887)
                                                  ----------------------------

                                                  $   1,165,335   $  1,056,103
                                                  ============================

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           March 31, 2005 (unaudited) and December 31, 2004 (audited)



7.       INVENTORIES

                                                      March         December
                                                     31, 2005       31, 2004
                                                  ----------------------------
                                                   (Unaudited)      (Audited)

         Finished products                        $   1,168,142   $  1,239,278
         Raw materials                                   12,690        314,777
         Valuation allowance                           (532,114)      (610,411)
                                                  -----------------------------

                                                  $     648,718   $    943,644
                                                  ============================



8.       DERIVATIVE FINANCIAL INSTRUMENTS

                                                      March         December
                                                     31, 2005       31, 2004
                                                  ----------------------------
                                                   (Unaudited)      (Audited)

         Warrant liability                        $      30,554   $    157,352
         Embedded derivatives                           390,798        485,555
                                                  ----------------------------

                                                  $     421,352   $    642,907
                                                  ============================

9.       CONVERTIBLE DEBENTURES


         During the quarter ended March 31, 2005, convertible debentures in an aggregate nominal value of $473,784 were converted to 5,275,366 shares of common stock.


         During the quarter ended March 31, 2005, $115,425 in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures and the amortization of deferred financing expenses. At March 31, 2005, the face amount of convertible debentures outstanding is $1,953,992 less unamortized discounts of $610,116.


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

         During the quarter ended March 31, 2005, the Company awarded to employees and directors options to purchase 980,000 shares of common stock at an exercise price of $0.19 per share. Options to purchase 500,000 shares of common stock were awarded to Mr. Bruce Sinclair in exchange for his acceptance of an amendment to his employment agreement which reduces his potential severance compensation; options to purchase 250,000 shares of common stock we awarded to the independent directors as part of the Company's directors' compensation plan; and, options to purchase 230,000 shares of common stock were awarded to the management and key employees of the Company in recognition of their acceptance of a salary reduction.

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
                                          ===============================



                                                                  As at March 31, 2005  (Unaudited)
                                                            Canada            Australia           Total
                                                       ----------------------------------------------------

         Property, plant and equipment                 $      171,940       $      90,667      $    262,607
                                                       ====================================================


                                                                  As at December 31, 2004 (Audited)
                                                            Canada            Australia            Total

         Property, plant and equipment                 $      193,195       $     101,868      $    295,063
                                                       ====================================================




12.      COMPARATIVE FIGURES


         Certain comparative amounts have been reclassified to correspond with the current year's presentation.



13.      SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                    Three months
                                                   ended March 31,
                                           2005         2004      % Change

     North America                      $   1,240    $  1,366        (9.2%)
     Non-North America                        900         940        (4.3%)
                                        ----------------------------------

     Total revenues                     $   2,140    $  2,306        (7.2%)
                                        ==================================

     Percentage of total revenue

     North America                         57.9%        59.2%
     Non-North America                     42.1%        40.8%

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

Interest expense


     Interest expense amounted to $120,960 for the three months ended March 31, 2005 compared to $68,560 for the three months ended March 31, 2004 and $112,712 for the three months ended December 31, 2004. Included in interest expense for the three months ended March 31, 2005 is $115,425 (Q1 2004 - $56,548, Q4 2004 -
$102,147) of non-cash charges related to the accretion to face value of the convertible debentures and amortization of deferred financing charges.

Derivative instrument income (expense)

     Derivative instrument income (expense) amounted to $126,799 for the three months ended March 31, 2005 compared to $538,656 for the three months ended March 31, 2004 and $10,698 for the three months ended December 31, 2004. . Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.

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


     The Company has determined that it does not control its ability to physically or net-share settle certain financial instruments that are convertible or exercisable into common stock. As a result, we have recorded our warrants and the embedded derivatives associated with our convertible debentures as liabilities. The Company has never net cash settled any conversions or exercises of these instruments and does not currently expect to pay cash in settlement of future conversions or exercises.


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

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                              WaveRider Communications Inc.


Date: January 23, 2006                        /s/ Charles W. Brown
                                              --------------------

                                              Charles W. Brown
                                              Chief Executive Officer

                                              /s/ T. Scott Worthington
                                              -------------------------
                                              T. Scott Worthington
                                              Chief Financial Officer.