Form 10QSB/A
period 2005-06-30
WAVERIDER COMMUNICATIONS INC
filed 2006-01-27
CIK 844053

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

Explanatory Note

         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is to restate the Company's consolidated condensed financial statements for the three and six months ended June 30, 2005 (the "Financial Statements") and to modify the related disclosures. Please see Notes 1 and 8 to the Financial Statements included in the amended Form 10-QSB.

         The restatement arose from the Company's determination that it had not accounted for certain provisions of the Convertible Debentures, entered into on July 14, 2003, April 24, 2004 and November 15, 2004, as embedded derivatives. As well, the Company has determined that, upon issuance of the first Convertible Debenture, net-share settlement was no longer in the Company's control. As a result, the fair value of the embedded derivatives and certain instruments convertible or exercisable into common shares (notably the Company's Warrants) should be recorded as a liability, with any changes in the fair value between reporting dates recorded as derivative income or expense, as appropriate

         This amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in Notes 1 and 8 to the Financial Statements included in the amended Form 10-QSB/A. Additionally, this amended Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-QSB/A and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.


                          WAVERIDER COMMUNICATIONS INC.


                                 FORM 10 - QSB/A

                       For the Period Ended June 30, 2005


                                      INDEX

                                                                    Page

PART I.       FINANCIAL INFORMATION                                    3


Item 1.       Financial Statements                                  3-10

              Consolidated Balance Sheets                              3


              Consolidated Statements of Operations,
                   Deficit and Comprehensive Income (Loss)             4


              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements            6-10

Item 2.       Management's Discussion and Analysis
                  or Plan of Operation                             11-17

Item 3.       Controls and Procedures                                 18

PART II       OTHER INFORMATION                                       18

Item 5.       Other Information                                       18

Item 6.       Exhibits                                                18

              Signatures                                              18

              Certifications                                       19-21

PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.


                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)
                                                                                    June 30,        December 31,
                                                                                      2005              2004
                                                                                   (Unaudited)       (Audited)
                                                                                   (Restated)        (Restated)
ASSETS

Current assets:

    Cash and cash equivalents                                                      $     690,880     $   1,291,822
    Restricted cash                                                                      100,000           100,000
    Accounts receivable, less allowance for doubtful accounts                          1,402,220         1,056,103
    Inventories                                                                          474,589           943,644
    Prepaid expenses and other assets                                                    157,708           150,940
                                                                                   -------------    --------------
                  Current assets                                                       2,825,397         3,542,509


Property, plant and equipment, net                                                       220,425           295,063
                                                                                   -------------    --------------


                                                                                   $   3,045,822    $    3,837,572
                                                                                   =============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

    Accounts payable and accrued liabilities                                       $   2,021,115    $    2,080,064
    Deferred revenue                                                                     514,571           407,639
    Derivative financial instruments                                                     390,700           642,907
    Current portion of obligations under capital lease                                     2,213             2,781
                                                                                   -------------    --------------

                  Current liabilities                                                  2,928,599         3,133,391

Convertible debentures, net of discount of $476,250 and $851,793 respectively          1,317,072         1,575,984
Obligations under capital lease                                                              500             1,854
                                                                                   -------------    --------------

                  Total liabilities                                                    4,246,171         4,711,229
                                                                                   -------------    --------------


Commitments and Contingencies (Note 9)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 25,425,748 shares at June 30, 2005 and

       16,571,732 shares at December 31, 2004                                             25,425            16,572
    Additional paid-in capital                                                        86,417,665        85,873,368
    Accumulated other comprehensive loss                                                (320,017)         (337,239)
    Accumulated deficit                                                              (87,323,422)      (86,426,358)
                                                                                   -------------    --------------

                  Total shareholders' deficit                                         (1,200,349)         (873,657)
                                                                                   -------------    --------------

                                                                                   $   3,045,822    $    3,837,572
                                                                                   =============    ==============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.



 CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE INCOME (LOSS)

                                (in U.S. dollars)

                                                                Three Months ended               Six Months ended
                                                             June 30           June 30        June 30        June 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                           (Restated)        (Restated)     (Restated)     (Restated)
CONSOLIDATED STATEMENT OF LOSS

REVENUE

Product revenue                                        $    2,362,598     $  1,757,040        4,107,447    $  3,653,567
Service revenue                                               417,983          655,476          812,697       1,065,170
                                                       --------------     ------------   --------------    ------------

                                                            2,780,581        2,412,516        4,920,144       4,718,737
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,646,941        1,389,254        2,848,970       2,607,021
Service revenue                                               228,872          377,425          449,406         642,528
                                                       --------------     ------------   --------------    ------------


                                                            1,875,813        1,766,679        3,298,376      3,249,549
                                                       --------------     ------------   --------------    -----------


GROSS MARGIN                                                  904,768          645,837        1,621,768       1,469,188
                                                       --------------     ------------   --------------    ------------

EXPENSES


Selling, general and administration                         1,043,643        1,477,161        2,054,373       2,749,791
Research and development                                      149,484          365,750          260,340        854,794
Depreciation and amortization                                  50,758           93,493           84,712         188,723
Bad debt expense                                               15,763           15,000           18,599          16,740
                                                       --------------     ------------   --------------    ------------

                                                            1,259,648        1,951,404        2,418,024       3,810,048
                                                       --------------     ------------   --------------    ------------

LOSS FROM OPERATIONS                                         (354,880)      (1,305,567)        (796,256)     (2,340,860)
                                                       --------------     ------------   --------------    ------------


NON-OPERATING EXPENSES (INCOME)


Interest expense                                              101,760          119,757          222,720         188,317
Derivative financial instrument (income) expense                1,482       (1,597,320)        (125,317)     (2,135,976)
Foreign exchange loss                                             672          121,801            9,639         150,097
Interest income                                                (2,991)            (522)          (6,234)         (2,619)
                                                       --------------     ------------   ---------------   ------------

                                                              100,923       (1,356,284)          100,808     (1,800,181)
                                                       --------------     -------------  ---------------   ------------

NET INCOME (LOSS)                                      $     (455,803)    $     50,717   $     (897,064)   $   (540,679)
                                                       ==============     ============   ===============   ============

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE        $        (0.02)    $       0.00   $        (0.04)   $      (0.04)
                                                       ==============     ============   ===============   ============


Weighted Average Number of Common Shares                   24,651,593       14,740,669       21,265,643      14,670,299
                                                       ==============     ============   ==============    ============

-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF DEFICIT


OPENING DEFICIT                                           (86,867,619)     (85,378,694)     (86,426,358)    (84,787,298)

NET INCOME (LOSS) FOR THE PERIOD                             (455,803)          50,717         (897,064)       (540,679)
                                                       --------------     ------------   ---------------   ------------

CLOSING DEFICIT                                        $  (87,323,422)    $(85,327,977)  $  (87,323,422)   $(85,327,977)
                                                       ==============     ============   ===============   ============


-----------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS) FOR THE PERIOD                             (455,803)          50,717         (897,064)       (540,679)


OTHER COMPREHENSIVE INCOME

    Cumulative translation adjustment                          10,758           69,628           17,222           63,449
                                                       --------------     ------------   --------------    -------------


COMPREHENSIVE INCOME (LOSS)                            $     (445,045)    $    120,345   $     (879,842)   $   (477,230)
                                                        =============     ============   ===============   ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                            Six months ended June 30
                                                                                           2005                 2004
                                                                                    ------------------------------------
                                                                                        (Unaudited)           (Unaudited)
                                                                                        (Restated)            (Restated)
OPERATIONS


Net loss                                                                            $     (897,064)      $     (540,679)
Items not involving cash
    Depreciation and amortization                                                           84,712              188,723
    Unrealized foreign exchange loss                                                        21,346              146,362
    Non-cash financing charges                                                             207,053              160,396
    Derivative financial instruments income                                               (125,317)          (2,135,976)
    Gain on disposal of fixed assets                                                             -              (5,653)
    Bad debt expense                                                                        18,599               16,740
Net changes in non-cash working capital items                                              122,785             (242,782)
                                                                                    ------------------------------------


    Net cash used in operating activities                                                 (567,886)          (2,412,869)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                               (12,363)            (137,758)
                                                                                    -----------------------------------

    Net cash used in investing activities                                                  (12,363)            (137,758)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issuance fees                                            8,837               28,796
Proceeds from sale of convertible debentures net of issuance fees                                -            1,900,000
Proceeds from note receivable                                                                    -               20,698
Payments on capital lease obligations                                                       (1,354)              (8,881)
                                                                                    -----------------------------------

    Net cash provided by financing activities                                                7,483            1,940,613
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (28,176)             (11,839)
                                                                                    ------------------------------------

Decrease in cash and cash equivalents                                                     (600,942)            (621,853)

Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $      690,880   $        1,221,282
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                                    966                1,798



See accompanying notes to financial statements.



                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            June 30, 2005 (unaudited) and December 31, 2004 (audited)




1.        RESTATEMENT

          The Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force ("EITF") No. 00-19 see note 8 and 9. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances, derivative financial instruments have been recorded as liabilities and carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. Fair value adjustments resulted in a decrease in net loss and loss per share in the amount of $371,652 and $0.01 per share in the three months ended June 30, 2005 (2004 - $2,061,575 and $0.03 per share) and $657,074 and $0.14 per share in the six months ended June 30, 2005 (2004 - $3,048,729 and $0.20 per share).


2.       GOING CONCERN


         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $897,064 for the six months ended June 30, 2005 (2004 - $540,679) and reported an accumulated deficit at that date of $87,323,422 (2004 - $85,327,977). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                Three Months ended               Six Months ended
                                                             June 30           June 30        June 30        June 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)

         Net loss, as reported                         $     (455,803)   $      50,717    $   (897,064)   $   (540,679)


         Add:  Stock-based employee compensation
           expense included in reported net loss                    -                -                -              -
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards              (3,007)         (35,287)        (111,747)      (141,624)
                                                       ---------------------------------------------------------------


         Pro forma net loss                            $     (458,810)   $      15,430    $  (1,008,811)  $   (682,303)
                                                       ===============================================================


         Basic and diluted loss per share,

           as reported                                 $        (0.02)   $        0.00    $       (0.04)  $      (0.04)
                                                       ===============================================================
         Basic and diluted loss per share,
           pro forma                                   $        (0.02)   $        0.00    $       (0.05)  $      (0.05)
                                                       ===============================================================




6.       ACCOUNTS RECEIVABLE
                                                                                              June          December
                                                                                             30, 2005       31, 2004
                                                                                            (Unaudited)     (Audited)
         Accounts receivable - trade                                                      $   1,485,831   $  1,076,013
         Other receivables                                                                            -         14,977
         Allowance for doubtful accounts                                                        (83,611)       (34,887)
                                                                                          ----------------------------

                                                                                          $   1,402,220   $  1,056,103
                                                                                          ============================

7.       INVENTORIES

                                                                                              June          December
                                                                                             30, 2005       31, 2004
                                                                                            (Unaudited)     (Audited)
         Finished products                                                                $     753,402   $  1,239,278
         Raw materials                                                                           36,558        314,777
         Valuation allowance                                                                   (315,371)      (610,411)
                                                                                          -----------------------------

                                                                                          $     474,589   $    943,644
                                                                                          ============================

8.       DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                              June          December
                                                                                             30, 2005       31, 2004
                                                                                            (Unaudited)     (Audited)
         Warrant liability                                                                 $     32,036   $    157,352
         Embedded derivatives                                                                   358,664        485,555
                                                                                          ----------------------------

                                                                                          $     390,700   $    642,907
                                                                                          ============================



9.       CONVERTIBLE DEBENTURES

         During the quarter ended June 30, 2005, convertible debentures in an aggregate nominal value of $160,670 were converted to 3,405,383 shares of common stock.

         During the quarter ended March 31, 2005, convertible debentures in an aggregate nominal value of $473,784 were converted to 5,275,366 shares of common stock.


         During the three and six months ended June 30, 2005, $207,053 and $91,628, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures and the amortization of deferred financing expenses. At June 30, 2005, the face amount of convertible debentures outstanding is $1,793,322 less unamortized discounts of $476,250.



10.           SHAREHOLDERS' EQUITY

     a) Employee Stock Purchase Plan - During the second quarter of 2005, employees purchased 173,267 shares of common stock for $8,837.

11.           COMMITMENTS AND CONTINGENCIES

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

12.      SEGMENTED INFORMATION

         Industry Segments

         The Company operates in one industry segment: wireless data communications products.

         Geographic Segments

         The Company operated in the following geographic segments;


                                                   Three Months ended                     Six Months ended
                                                         June 30                              June 30
                                               2005               2004                 2005              2004
                                         ----------------------------------------------------------------------------
          Revenue by Region                (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)
          United States                  $   1,674,327      $   1,263,456       $        2,750,599   $    2,420,571
          Australia                            850,147            812,123                1,612,864        1,539,578
          Canada                               154,448            220,529                  318,421          429,928
          Rest of World                        101,659            116,408                  238,260          328,660
                                         ----------------------------------------------------------------------------

                                         $   2,780,581   $      2,412,516       $        4,920,144   $    4,718,737
                                         ============================================================================



                                                                As at  June 30, 2005  (Unaudited)
                                                              Canada           Australia            Total
         Property, plant and equipment                 $      130,820       $      89,605      $    220,425
                                                       ====================================================


                                                                  As at December 31, 2004 (Audited)
                                                               Canada          Australia            Total

         Property, plant and equipment                 $      193,195       $     101,868      $    295,063
                                                       ====================================================


13.      COMPARATIVE FIGURES

         Certain comparative amounts have been reclassified to correspond with the current period's presentation.


14.      SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                          Three months ended June 30,
                                        2005         2004      % Change

     North America                   $  1,829     $  1,484        23.2%
     Non-North America                    952          929         2.5%
                                     ----------------------------------

     Total revenues                  $  2,781     $  2,413        15.3%
                                     ==================================

     Percentage of total revenue

     North America                      65.8%        61.5%
     Non-North America                  34.2%        38.5%

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

Interest expense


     Interest expense amounted to $101,760 for the three months ended June 30, 2005 compared to $119,757 for the three months ended June 30, 2004. Included in interest expense for the three months ended June 30, 2005 is $91,628 (2004 - $103,848) of non-cash charges related to the accretion to face value of the convertible debentures and amortization of deferred financing charges.

Derivative instrument income (expense)

     Derivative instrument income (expense) amounted to $(1,482) for the three months ended June 30, 2005 compared to $1,597,320 for the three months ended June 30, 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.


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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

Revenue

         The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's):

                                                  Six months ended June 30,
                                              2005         2004      % Change

     North America                         $  3,069     $  2,851         7.7%
     Non-North America                        1,851        1,868        (0.9%)
                                           -----------------------------------

     Total revenues                        $  4,920     $  4,719         4.3%
                                           ==================================

     Percentage of total revenue

     North America                            62.4%        60.4%
     Non-North America                        37.6%        39.6%

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


Interest expense

     Interest expense amounted to $222,720 for the six months ended June 30, 2005 compared to $188,317 for the six months ended June 30, 2004. Included in interest expense for the six months ended June 30, 2005 is $207,053 (2004 - $160,396) of non-cash charges related to the accretion to face value of the convertible debentures and amortization of deferred financing charges.

Derivative instrument income (expense):

     Derivative instrument income (expense) amounted to $125,317 for the six months ended June 30, 2005 compared to $2,135,976 for the six months ended June 30, 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequently changes in the fair value charged to operations each reporting period.


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

                                                 WaveRider Communications Inc.


Date: January 23, 2006                           /s/ Charles W. Brown
                                                 --------------------

                                                 Charles W. Brown
                                                 Chief Executive Officer

                                                 /s/ T. Scott Worthington
                                                 T. Scott
                                                 Worthington Chief
                                                 Financial Officer.