Form 10QSB/A
period 2005-09-30
WAVERIDER COMMUNICATIONS INC
filed 2006-01-27
CIK 844053

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

Explanatory Note

         The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is to restate the Company's consolidated condensed financial statements for the three and nine months ended September 30, 2005 (the "Financial Statements") and to modify the related disclosures. Please see Notes 1 and 8 to the Financial Statements included in the amended Form 10-QSB.

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



PART I.            FINANCIAL INFORMATION

                          WaveRider Communications Inc.

                           CONSOLIDATED BALANCE SHEETS
                                (in U.S. dollars)

                                                                                  September 30,     December 31,
                                                                                      2005              2004
                                                                                   (Unaudited)       (Audited)
                                                                                   (Restated)        (Restated)
ASSETS

Current assets:

    Cash and cash equivalents                                                      $     688,202     $   1,291,822
    Restricted cash                                                                            -           100,000
    Accounts receivable, net                                                           1,607,325         1,056,103
    Inventories                                                                          561,354           943,644
    Prepaid expenses and other assets                                                    101,217           150,940
                                                                                   -------------    --------------

                  Current assets                                                       2,958,098         3,542,509


Property, plant and equipment, net                                                       209,662           295,063
                                                                                   -------------    --------------


                                                                                   $   3,167,760    $    3,837,572
                                                                                   =============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

    Accounts payable and accrued liabilities                                       $   2,248,493    $    2,080,064
    Deferred revenue                                                                     544,931           407,639
    Current portion of convertible debentures, net of discounts of $57,077               392,923                 -
    Derivative financial instruments                                                     350,122           642,907
    Current portion of obligations under capital lease                                     2,013             2,781
                                                                                   -------------    --------------

                  Current liabilities                                                  3,538,482         3,133,391

Convertible debentures,   net of discounts of $300,743 and $851,793 respectively         891,094         1,575,984
Obligations under capital lease                                                                -             1,854
                                                                                   -------------    --------------

                  Total liabilities                                                    4,429,576         4,711,229
                                                                                   -------------    --------------


Commitments and Contingencies (Note 9)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:
       issued and outstanding Nil shares in 2005 and 2004                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 29,592,443 shares at September 30, 2005 and

       16,571,732 shares at December 31, 2004                                             29,592            16,572
    Additional paid-in capital                                                        86,541,720        85,873,368
    Accumulated other comprehensive loss                                                (322,477)         (337,239)
    Accumulated deficit                                                              (87,510,651)      (86,426,358)
                                                                                   -------------    --------------

                  Total shareholders' deficit                                         (1,261,816)         (873,657)
                                                                                   -------------    --------------

                                                                                   $   3,167,760    $    3,837,572
                                                                                   =============    ==============




See accompanying notes to financial statements.

                          WaveRider Communications Inc.

         CONSOLIDATED STATEMENTS OF LOSS, DEFICIT AND COMPREHENSIVE LOSS
                                (in U.S. dollars)

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)
                                                           (Restated)        (Restated)     (Restated)     (Restated)
                                                       ----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF LOSS

REVENUE

Product revenue                                        $    2,413,951     $  2,271,435   $    6,521,398    $  5,925,002
Service revenue                                               595,543          397,784        1,408,240       1,462,954
                                                       --------------     ------------   --------------    ------------

                                                            3,009,494        2,669,219        7,929,638       7,387,956
                                                       --------------     ------------   --------------    ------------

COST OF REVENUE

Product revenue                                             1,596,489        1,445,226        4,445,459       4,052,247
Service revenue                                               340,089          199,177          789,495         841,705
                                                       --------------     ------------   --------------    ------------

                                                            1,936,578        1,644,403        5,234,954       4,893,952
                                                       --------------     ------------   --------------    ------------

GROSS MARGIN                                                1,072,916        1,024,816        2,694,684       2,494,004
                                                       --------------     ------------   --------------    ------------

EXPENSES


Selling, general and administration                         1,051,346        1,121,693        3,105,719       3,871,484
Research and development                                       96,896          521,436          357,236       1,376,230
Depreciation and amortization                                  32,386           53,364          117,098         242,087
Bad debt expense                                                    -           18,975           18,599          35,715
                                                       --------------     ------------   --------------    ------------

                                                            1,180,628        1,715,468        3,598,652       5,525,516
                                                       --------------     ------------   --------------    ------------

LOSS FROM OPERATIONS                                         (107,712)        (690,652)        (903,968)     (3,031,512)
                                                       --------------     ------------   --------------    ------------


NON-OPERATING EXPENSES (INCOME)


Interest expense                                               90,114          113,593          312,834         301,910
Derivative financial instrument (income) expense              (10,281)        (355,646)        (135,598)     (2,491,622)
Foreign exchange loss                                           2,738           32,345           12,377         182,442
Interest income                                                (3,054)            (412)          (9,288)         (3,031)
                                                       --------------     ------------   ---------------   ------------

                                                               79,517         (210,120)          180,325     (2,010,301)
                                                       --------------     ------------   ---------------   ------------

NET LOSS                                               $     (187,229)    $   (480,532)  $   (1,084,293)   $ (1,021,211)
                                                       ==============     ============   ===============   ============

BASIC AND FULLY DILUTED LOSS PER SHARE                 $        (0.01)    $      (0.03)  $        (0.05)   $      (0.07)
                                                       ==============     ============   ===============   ============


Weighted Average Number of Common Shares                   27,967,983       15,165,678       23,524,238      14,836,601
                                                       ==============     ============   ==============    ============

CONSOLIDATED STATEMENTS OF DEFICIT


OPENING DEFICIT                                           (87,323,422)     (85,327,977)     (86,426,358)    (84,787,298)

NET LOSS FOR THE PERIOD                                      (187,229)        (480,532)      (1,084,293)     (1,021,211)
                                                       --------------     ------------   ---------------   ------------

CLOSING DEFICIT                                        $  (87,510,651)    $(85,808,509)  $  (87,510,651)   $(85,808,509)
                                                       ==============     ============   ===============   ============


------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


NET LOSS FOR THE PERIOD                                      (187,229)        (480,532)      (1,084,293)     (1,021,211)


OTHER COMPREHENSIVE INCOME

    Cumulative translation adjustment                          (2,460)         (34,182)          14,762          29,267
                                                       --------------     -------------  --------------    ------------


COMPREHENSIVE LOSS                                     $     (189,689)    $   (514,714)  $   (1,069,531)   $   (991,944)
                                                        =============     ============   ===============   ============


See accompanying notes to financial statements.

                          WaveRider Communications Inc.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in U.S. dollars)

                                                                                         Nine months ended September 30
                                                                                           2005                 2004
                                                                                    ------------------------------------
                                                                                        (Unaudited)           (Unaudited)
                                                                                        (Restated)            (Restated)
OPERATIONS


Net loss                                                                            $   (1,084,293)      $   (1,021,211)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                          117,098              242,087
    Unrealized foreign exchange loss                                                        44,381              158,174
    Non-cash financing charges                                                             290,685              265,716
    Derivative financial instruments income                                               (135,598)          (2,491,622)
    Gain on disposal of fixed assets                                                        (4,600)              (9,428)
    Bad debt expense                                                                        18,599               35,715
Net changes in working capital items                                                       103,777              378,740
                                                                                    -----------------------------------


    Net cash used in operating activities                                                 (649,951)          (2,441,829)
                                                                                    -----------------------------------

INVESTING

Acquisition of property, plant and equipment                                               (29,071)            (161,324)
                                                                                    -----------------------------------

    Net cash used in investing activities                                                  (29,071)            (161,324)
                                                                                    -----------------------------------

FINANCING

Proceeds from sale of shares net of issue fees                                               8,837               30,796
Movement in restricted cash                                                                100,000                    -
Proceeds from sale of convertible debentures net of issue fees                                   -            1,900,000
Proceeds from notes receivable                                                                   -               20,698
Payments on capital lease obligations                                                       (2,054)              (9,644)
                                                                                    -----------------------------------

    Net cash provided by financing activities                                              106,783            1,941,850
                                                                                    -----------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (31,381)            (130,542)
                                                                                    ------------------------------------

Decrease in cash and cash equivalents                                                     (603,620)            (791,845)

Cash and cash equivalents, beginning of period                                           1,291,822            1,843,135
                                                                                    -----------------------------------

Cash and cash equivalents, end of period                                            $      688,202   $        1,051,290
                                                                                    ===================================



Supplementary disclosures of cash flow information:

Cash paid during the period for:
   Interest                                                                         $        1,396   $            2,292



See accompanying notes to financial statements.

                          WaveRider Communications Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         September 30, 2005 (unaudited) and December 31, 2004 (audited)




1.       RESTATEMENT

          The Company corrected its accounting for (a) derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force ("EITF") No. 00-19 see notes 8 and 9. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances, derivative financial instruments have been recorded as liabilities and carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. Fair value adjustments resulted in a decrease inthe net loss and loss per share in the amount of $76,599 and nil per share for the three months ended September 30, 2005 (2004 - $1,509,070 and $0.10 per share) and $733,673 and $0.03 per share for the nine months ended September 30, 2005 (2004 - $4,557,799 and $0.31 per share).


2.       GOING CONCERN


         These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,084,293 for the nine months ended September 30, 2005 (2004 - $1,021,211) and reported an accumulated deficit at that date of $87,510,651 (2004 - $85,808,509). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.


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

         The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to the stock-based employee compensation:

                                                                Three Months ended               Nine Months ended
                                                          September 30      September 30   September 30   September 30
                                                              2005              2004           2005           2004
                                                           (Unaudited)       (Unaudited)    (Unaudited)    (Unaudited)

         Net loss, as reported                         $     (187,229)   $    (480,532)   $ (1,084,293)   $ (1,021,211)


         Add:  Stock-based employee compensation
           expense included in reported net loss                    -                -                -              -
         Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards            (103,543)         (52,054)        (215,290)      (193,678)
                                                       ---------------------------------------------------------------


         Pro forma net loss                            $     (290,772)   $    (532,586)   $  (1,299,583)  $ (1,214,889)
                                                       ===============================================================


         Basic and diluted loss per share,

           as reported                                 $        (0.01)   $       (0.03)   $       (0.05)  $      (0.07)
                                                       ===============================================================
         Basic and diluted loss per share,
           pro forma                                   $        (0.01)   $       (0.04)   $       (0.06)  $      (0.08)
                                                       ===============================================================



6.       ACCOUNTS RECEIVABLE
                                                     September        December
                                                      30, 2005        31, 2004
                                                    (Unaudited)      (Audited)

         Accounts receivable - trade               $   1,672,729   $  1,076,013
         Other receivables                                18,207         14,977
         Allowance for doubtful accounts                 (83,611)       (34,887)
                                                   ----------------------------

                                                   $   1,607,325   $  1,056,103
                                                   ============================


7.       INVENTORIES
                                                      September       December
                                                      30, 2005        31, 2004
                                                    (Unaudited)      (Audited)

         Finished products                         $     940,798   $  1,239,278
         Raw materials                                    10,723        314,777
         Valuation allowance                            (390,167)      (610,411)
                                                   ----------------------------

                                                   $     561,354   $    943,644
                                                   ============================



8.       DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                             September      December
                                                                                             30, 2005       31, 2004
                                                                                            (Unaudited)     (Audited)

         Warrant liability                                                                 $     21,755   $    157,352
         Embedded derivatives                                                                   328,367        485,555
                                                                                          ----------------------------

                                                                                          $     350,122   $    642,907
                                                                                          ============================



9.       CONVERTIBLE DEBENTURES

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


         During the three and nine months ended September 30, 2005, $83,632 and $290,685, respectively, in non-cash financing expenses were charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures and the amortization of deferred financing expenses. At September 30, 2005, the face amount of convertible debentures outstanding is $1,641,837 less unamortized discounts of $357,820.



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

         Geographic Segments

         The Company operated in the following geographic segments;


                                                   Three Months ended                    Nine Months ended
                                                      September 30                          September 30
                                               2005               2004                 2005              2004
                                         ----------------------------------------------------------------------------
          Revenue by Region                (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)
          United States                      1,846,997   $      1,607,403       $        4,597,596   $    4,027,974
          Australia                            794,171            789,572                2,407,035        2,329,150
          Canada                               229,145            161,113                  547,566          591,041
          Rest of World                        139,181            111,131                  377,441          439,791
                                         ----------------------------------------------------------------------------

                                         $   3,009,494   $      2,669,219       $        7,929,638   $    7,387,956
                                         ============================================================================



                                                                As at September 30, 2005  (Unaudited)
                                                              Canada           Australia           Total
                                                       ----------------------------------------------------
         Property, plant and equipment                 $      129,408       $      80,254      $    209,662
                                                       ====================================================


                                                                  As at December 31, 2004 (Audited)
                                                              Canada           Australia           Total

         Property, plant and equipment                 $      193,195       $     101,868      $    295,063
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

Interest expense


     Interest expense amounted to $90,114 in Q3 2005 compared to $113,593 in Q3 2004. Included in interest expense for the three months ended September 30, 2005 is $83,632 (2004 - $105,320) of non-cash charges related to the accretion to face value of the convertible debentures and amortization of deferred financing charges.

Derivative instrument income (expense)

     Derivative instrument income (expense) amounted to $10,281 for the three months ended September 30, 2005 compared to $355,646 for the three months ended September 30, 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.


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


Interest expense

     Interest expense amounted to $312,834 for the nine months ended September 30, 2005 compared to $301,910 for the nine months ended September 30, 2004. Included in interest expense for the nine months ended September 30, 2005 is $290,685 (2004 - $265,716) of non-cash charges related to the accretion to face value of the convertible debentures and amortization of deferred financing charges.

Derivative instrument income (expense):

     Derivative instrument income (expense) amounted to $135,598 for the nine months ended September 30, 2005 compared to $2,491,622 for the nine months ended September 30, 2004. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.


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