Form 10KSB/A
period 2004-12-01
WAVERIDER COMMUNICATIONS INC
filed 2006-01-30
CIK 844053

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

                                  YES X     NO ___

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

         The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB/A is to restate the Company's consolidated financial statements for the years ended December 31, 2004 and 2003 (the "Financial Statements") and to modify the related disclosures. Please see Note 1 and ** to the Financial Statements included in the amended Form 10-KSB.

         The restatement arose from the Company's determination that it had not accounted for certain provisions of the Convertible Debentures, entered into on July 14, 2003, April 24, 2004 and November 15, 2004, as embedded derivatives. As well, the Company has determined that upon issuance of the first Convertible Debenture, that net-share settlement was no longer in the Company's control. As a result, the fair value of the embedded derivatives and certain instruments convertible or exercisable into common shares (notably the Company's Warrants) should be recorded as a liability, with any changes in the fair value between reporting dates recorded as derivative income or expense, as appropriate.

         This amended Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB, except as required to reflect the effects of the restatement as described in Note 1 and 12 to the Financial Statements included in the amended Form 10-KSB/A. Additionally, this amended Form 10-KSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-KSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-KSB/A and the original Form 10-KSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.


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

The information contained in this report has been adjusted to reflect a 1-for-10 reverse stock split of our common stock effective July 1, 2004.

This Annual Report on Form 10-KSB contains trademarks, service marks and registered marks of WaveRider Communications Inc. and its subsidiaries and other companies, as indicated. Unless otherwise provided in this Annual Report on Form 10-KSB, trademarks identified by (R) and (TM) are registered trademarks or trademarks, respectively, of WaveRider Communications Inc. or its subsidiaries. All other trademarks are the properties of their respective owners.

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

 SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Except for historical facts, the statements in this annual report are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors that may Affect Future Results." We assume no obligation to update our forward-looking statements to reflect new information or developments, unless otherwise required.. We urge readers to review carefully the risk factors and other information contained in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

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

Employees

     We currently have approximately full-time 34 employees located in our head office in Toronto, Ontario and our sales offices and subsidiaries in the United States, Canada and Australia, as well as at our subsidiary, JetStream Internet Services in Salmon Arm, British Columbia.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual general meeting on September 27, 2004 in Toronto, Canada. Notice of Meeting, dated August 20, 2004, was distributed to all shareholders of record, effective July 30, 2004, and a definitive proxy statement and filed with the Security and Exchange Commission on form 14A on August 24, 2004. The meeting was subsequently adjourned and reconvened on October 15, 2004.

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

     The following table sets forth the closing high and low prices of the common stock for the periods indicated, as reported by the NASD. These quotations are believed to be representative inter-dealer prices, without retail mark-up, markdown or commissions and may not represent prices at which actual transactions occurred:



         2004     2003            High          Low         High           Low

         First Quarter            $3.35        $2.25        $1.60       $0. 90
         Second Quarter            2.40         1.00         6.00         0.90
         Third Quarter             1.05         0.29         4.40         2.00
         Fourth Quarter            0.33         0.23         3.80         2.10

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

Going Concern


Our financial statements have been prepared on a going-concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. The Company incurred a net loss of $1,638,340 for the year ended December 31, 2004 (2003 - $1,586,306) and reported an accumulated deficit at that date of $86,425,637 (2003 - $84,787,298). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.


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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

     The following table presents our North American and non-North American revenues and the approximate percentage of total revenues ($000's) for the years ended December 31, 2004 and 2003, respectively:

                                        Year ended December 31,
                               -------------------------------------
                                     2004         2003      % Change
                               -----------  -----------  -----------
North America                  $     5,940  $    10,376       (42.8%)
Non-North America                    3,602        2,703        33.3%
                               -------------------------------------

Total revenues                 $     9,542  $    13,079       (27.0%)
                               ======================================

Percentage of total revenue

North America                        62.2%        79.3%
Non- North America                   37.8%        20.7%

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

Interest expense


     Interest expense amounted to $425,320 for the year ended December 31, 2004 compared to $210,421 for the year ended December 31, 2003, an increase of 97%. Included in interest expense for the year ended December 31, 2004 were non-cash charges for the accretion to face value of the convertible debentures and amortization of deferred financing charges, in the amount of $279,644 and $88,219 respectively. Included in interest expense for the year ended December 31, 2003 were non-cash charges for the accretion to face value of the convertible debentures and amortization of deferred financing charges, in the amount of $88,889 and $36,178 respectively.

Derivative instrument income (expense)

     Derivative instrument income (expense) amounted to $2,502,319 for the year ended December 31, 2004 compared to $2,985,601 for the year ended December 31, 2003. Derivative instrument income arises from fair value adjustments for certain financial instruments, such as warrants to acquire common stock and the embedded conversion features of the convertible debentures that are indexed to the Company's common stock, and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequently changes in the fair value charged (credited) to operations each reporting period.

     Fair value for our option-based derivative financial instruments is determined using the Black-Scholes Model. The Black-Scholes Model requires the development of highly-subjective assumptions, such as the expected term of exercise and volatility. Changes to these assumptions may arise from both internal (e.g. contract renegotiation) and external factors (e.g. changes in the trading market value of our common stock); such changes may result in material changes to the fair values of our derivative financial instruments. The increase in the derivative instrument income noted above is largely due to the decline in the price of our common stock and, with the passage of time, reductions in the life, and in certain case the expiration, of the warrants. Reductions in the remaining life of unexercised warrants and continuing declines in our stock price will reduce the fair value of the warrants resulting in additional credits to operatoins. However, increases in our stock prices will increase the fair value of the warrants and may result in charges to operations. We will continue to adjust our derivative financial instruments to fair value throughout their term, or until we achieve the ability to net-share settle these instruments, at which time they would be reclassified to equity.


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

     Net Inventories consisted of the following:

     December 31                                    2004                  2003
     ---------------------------------------------------------------------------

     Finished goods                          $   1,239,278         $  1,306,580
     Raw materials                                 314,777               36,330
                                             -------------         ------------

                                                 1,554,055            1,342,910
     Less inventory reserves                      (610,411)            (376,477)
                                             -------------         ------------

                                             $     943,644         $    966,433
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


Convertible Instruments

     The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physically or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense.

Derivative Financial Instruments

     The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt and preferred stock instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations each reporting period. If the Company subsequently achieves the ability to net-share settle the instruments, they would be reclassified at their fair value to equity.

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


We have experienced significant operating losses every year since incorporation. We incurred a net loss of $1,639,060 for the year ended December 31, 2004 (2003
- $1,586,306) and reported an accumulated deficit at that date of $86,426,358 (2003 - $84,787,298). We expect to continue to incur losses for 2005 in part due to the ongoing non-cash financing expenses that we will incur over the coming year.


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


Our independent registered public accounting firm have added an explanatory paragraph to their audit report issued in connection with the financial statements for the period ended December 31, 2004, relative to our ability to continue as a going concern. We have experienced significant operating losses every year since incorporation and have an accumulated deficit of approximately $86,426,358, which raises substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. There can be no assurance that we will able to obtain funding from external source when needed. If we continue to experience operating losses, we may be required to scale back, cease operations or seek protection under the bankruptcy laws; in which event we believes it is unlikely that our common stock will have any value.


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

Name and Address of                                           Amount of Common         % of Common Stock
Beneficial Owner (1)                                    Stock Beneficially Owned (2)      Outstanding
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

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated each person possesses sole voting and investment power with respect to all of the shares of common stock owned by such person, subject to community property laws where applicable. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable 60 days after March 29, 2005, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 20,826,485 shares of common stock outstanding on March 29, 2005, plus securities deemed to be outstanding with respect to individual stockholders pursuant to Rule 13d- 3(d)(1) under the Exchange Act.

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


                                          Number of securities                                  Number of securities
                                            to be issued upon       Weighted-average           remaining available for
                                              exercise of           exercise price of           future issuance under
                                          outstanding options       outstanding options,        equity compensation
                                          warrants and rights       warrants and rights                plans
                                         ----------------------  -------------------------  ------------------------
Plan Category

Equity Compensation Plans Approved by           505,661                    $4.58                 1,372,185 (1)
Security Holders
Equity Compensation Plans Not Approved
by Security Holders                                   -                      -                           -
                                         ----------------------  -------------------------  ------------------------
         Total                                  505,661                    $4.58                 1,372,185 (1)
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

                           WaveRider Communications Inc.

                           TORONTO, ONTARIO, CANADA

                           DECEMBER 31, 2004

                           1. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                              FIRM

                           2. CONSOLIDATED BALANCE SHEETS

                           3. CONSOLIDATED STATEMENTS OF LOSS

                           4. CONSOLIDATED STATEMENTS OF CHANGES INSHAREHOLDERS'
                              (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

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


As described in Note 1 to the consolidated financial statements, the 2004 and 2003 financial statements have been restated for an error in the application of accounting principles related to derivative financial instruments and instruments indexed to the Company's own stock.


/s/ Wolf & Company, P.C.

Boston, Massachusetts, U.S.A.


January 28, 2005, except for Note 1 as to which the date is January 23, 2006

WaveRider Communications Inc.

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31

                                                                                          2004             2003
                                                                                       (Restated)      (Restated)
ASSETS

Current assets:


    Cash and cash equivalents                                                      $   1,291,822     $   1,843,135
    Restricted cash                                                                      100,000           232,125
    Accounts receivable, less allowance for doubtful accounts                          1,056,103         1,921,975
    Inventories                                                                          943,644           966,433
    Note receivable                                                                            -            20,698
    Prepaid expenses and other assets                                                    150,940            93,979
                                                                                   -------------    --------------
                  Current assets                                                       3,542,509         5,078,345

Property, plant and equipment, net                                                       295,063           407,489
                                                                                   -------------    --------------

                                                                                   $   3,837,572    $    5,485,834
                                                                                   =============    ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:


    Accounts payable and accrued liabilities                                       $   2,080,064    $    2,329,938
    Deferred revenue                                                                     407,639           440,190
    Derivative financial instruments                                                     642,907         2,343,856
    Current portion of obligations under capital lease                                     2,781            10,458
                                                                                   -------------    --------------
                  Current liabilities                                                  3,133,391         5,124,442

Convertible debentures, net of discount                                                1,575,984           648,589
Obligations under capital lease                                                            1,854             4,155
                                                                                   -------------    --------------
                  Total liabilities                                                    4,711,229         5,777,186
                                                                                   -------------    --------------


Commitments and Contingencies (Note 13)

Shareholders' deficit:

    Preferred Stock, $0.01 par value per share:

       issued and outstanding Nil shares in 2004 and 2003                                      -                 -
    Common Stock, $0.001 par value per share:
       issued and outstanding - 16,571,732 shares in 2004 and

    14,429,409 shares in 2003                                                             16,572            14,429
    Additional paid-in capital                                                        85,873,368        84,786,753
    Accumulated other comprehensive loss                                                (337,239)         (305,236)
    Accumulated deficit                                                              (86,426,358)      (84,787,298)
                                                                                   --------------   ---------------

                  Total shareholders' deficit                                           (873,657)         (291,352)
                                                                                   --------------   ---------------

                                                                                   $   3,837,572    $    5,485,834
                                                                                   =============    ==============




      REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
                               ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF LOSS

                                                                                          Years ended December 31

                                                                                               2004              2003
                                                                                            (Restated)        (Restated)
REVENUE

Product revenue                                                                         $     7,760,329   $   11,552,992
Service revenue                                                                               1,781,275        1,525,563
                                                                                        ---------------   --------------
                                                                                              9,541,604       13,078,555

COST OF REVENUE

Product revenue                                                                               5,290,182        7,338,875
Service revenue                                                                                 902,590          560,141
                                                                                        ---------------   --------------
                                                                                              6,192,772        7,899,016

GROSS MARGIN                                                                                  3,348,832       5,179,539
                                                                                        ---------------   -------------
OPERATING EXPENSES

Selling, general and administration                                                           4,975,289        5,366,858
Research and development                                                                      1,666,131          996,487
Depreciation and amortization                                                                   290,529          510,536
Bad debt (recovery) expense                                                                      (1,437)         200,137
                                                                                        ----------------  --------------
                                                                                              6,930,512       7,074,018

LOSS FROM OPERATIONS                                                                          3,581,680       1,894,479
                                                                                        ---------------   -------------

NON-OPERATING EXPENSES (INCOME)


Write-off of goodwill                                                                                 -        2,755,446
Interest expense                                                                                425,320          210,421
Derivative financial instrument (income) expense                                             (2,502,319)      (2,985,601)
Foreign exchange loss (gain)                                                                    138,627         (273,909)
Interest income                                                                                  (4,248)         (14,530)
                                                                                        ----------------  --------------

                                                                                             (1,942,620)        (308,173)

NET LOSS                                                                                $    (1,639,060)  $   (1,586,306)
                                                                                        ================  ===============

BASIC AND DILUTED LOSS PER SHARE                                                        $         (0.11)           (0.12)
                                                                                        ================  ===============


Weighted Average Number of Common Shares                                                     15,139,018       13,068,331
                                                                                        ===============   ==============




      REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
                               ACCOMPANYING NOTES

WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

                                                            Years ended December 31 (Restated)
                                  ---------------------------------------------------------------------
                                                                                        Additional
                                          Common Shares           Preferred Shares       Paid-in
                                      Number        Par Value     Number    Par Value     Capital
                                  ---------------------------------------------------------------------

December 31, 2002                   11,675,512    $    11,675     $16,700      167        $85,124,400

Issuances                               34,117             34                                  35,211
Conversions & exercises              1,844,780          1,845     (16,700)    (167)           372,558
Issuance for purchase of Avendo        875,000            875                               4,022,051

Expiry of options and warrants                                                                (14,000)
Fair value of warrants
reclassified to liabilities                                                                (4,753,467)

Amortization of deferred
compensation

Cumulative translation adjustments
Net loss

Comprehensive net loss

December 31, 2003                   14,429,409    $    14,429           -     $  -       $84,786,753

Issuances                               17,875             18                                 24,292
Conversions & exercises              2,124,448          2,125                              1,062,323

Cumulative translation adjustments
Net loss

Comprehensive net loss

December 31, 2004                    16,571,732   $     16,572          -     $   -     $ 85,873,368
                                     ==========   ============   ========     =====     ============

                                                            Years ended December 31 (Restated)
                                  ------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   Other
                                                   Deferred                    Comprehensive
                                                 Compensation     Deficit      Income (Loss)      Total
                                  -------------------------------------------------------------------------

December 31, 2002                               $ (173,260)    $(83,200,992)  $   (102,371)   $ 1,659,619

Issuances                                                                                          35,245

Conversions & exercises                                                                           374,236
Issuance for purchase of Avendo                                                                 4,022,926

Expiry of options and warrants                      14,000                                              -
Fair value of warrants
reclassified to liabilities                                                                    (4,753,467)

                                                                                              -----------
Amortization of deferred
compensation                                       159,260                                        159,260
                                                                                              -----------

Cumulative translation adjustments                                               (202,865)       (202,865)
Net loss                                                       (1,586,306)                     (1,586,306)
                                                                                              -----------
Comprehensive net loss                                                                         (1,789,171)

December 31, 2003                               $        -   $(84,787,298)  $    (305,236)    $  (291,352)

Issuances                                                                                          24,310
Conversions & exercises                                                                         1,064,448

Cumulative translation adjustments                                                (32,003)        (32,003)
Net loss                                                       (1,639,060)                     (1,639,060)
                                                                                              -----------
Comprehensive net loss                                                                         (1,671,063)
                                                                                              -----------
December 31, 2004                               $        -   $(86,426,358)   $   (337,239)    $  (873,657)
                                                ==========   ============    ============     ===========


REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND A CCOMPANYING NOTES



WaveRider Communications Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31
                                                                                          2004             2003
                                                                                       (Restated)      (Restated)
OPERATING


Net loss                                                                             $ (1,639,060)   $   (1,586,306)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           290,529           510,536
  Write-off of goodwill                                                                         -         2,755,446
  Charges for issuance of options and warrants                                                  -           159,260
  Non-cash financing expenses                                                             367,863           125,067
  Derivative financial instrument income                                               (2,502,319)       (2,985,601)
  Bad debt expense                                                                         (1,437)          200,137
  Unrealized foreign exchange loss (gain)                                                 103,411          (216,067)
  (Gain) loss on disposal of property, plant and equipment                                 (9,198)           13,064
Net changes in working capital items                                                      552,149          (589,339)
                                                                                     ------------    --------------


                  Net cash used in operating activities                                (2,838,062)       (1,613,803)
                                                                                     -------------   --------------

INVESTING

Acquisition of property, plant and equipment                                             (165,199)          (59,618)
Cash received on acquisition of Avendo Wireless Inc.                                            -         1,177,420
                                                                                    -------------    --------------

                  Net cash provided by (used in) investing activities                    (165,199)        1,117,802
                                                                                     -------------   --------------

FINANCING

Proceeds from sale of shares and warrants (net of issue fees) and
  exercise of options and warrants                                                         31,476            41,174
Proceeds from sale of convertible debentures net of issue fees                          2,351,000         1,416,880
Movement in restricted cash                                                               132,125          (232,125)
Repayment of note receivable                                                               20,698                 -
Payments on capital lease obligations                                                    (10,168)            (9,542)
                                                                                     ------------    --------------

                  Net cash provided by financing activities                             2,525,131         1,216,387
                                                                                     ------------    --------------

Effect of exchange rate changes on cash                                                   (73,183)            97,145
                                                                                     -------------   ---------------

(Decrease) increase in cash and cash equivalents                                         (551,313)           817,531

Cash and cash equivalents, beginning of year                                            1,843,135         1,025,604
                                                                                     ------------    --------------

Cash and cash equivalents, end of year                                               $  1,291,822    $    1,843,135
                                                                                     ============    ==============

      REFER TO REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND
                               ACCOMPANYING NOTES

                          WaveRider Communications Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2004 and 2003




1.       RESTATEMENT

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force ("EITF") No. 00-19 see note 8 and 9. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances, derivative financial instruments have been recorded as liabilities and carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis. Fair value adjustments resulted in a decrease in the net loss and loss per share in the amount of $4,661,609 and $0.31 per share for the year ended December 31, 2004 (2003 - $3,475,001 and $0.27 per share).


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

3.       GOING CONCERN


These consolidated financial statements are prepared on a going-concern basis, which assumes that WaveRider Communications Inc. (the "Company") will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,639,060 for the year ended December 31, 2004 (2003 - $1,586,306) and reported an accumulated deficit at that date of $86,426,358 (2003 - $84,787,298). In addition, the requirements to continue investing in research and development activities to meet the Company's growth objectives, without assurance of broad commercial acceptance of the Company's products, lend significant doubt as to the ability of the Company to continue normal business operations.


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

4.       BASIS OF PRESENTATION

On June 17, 2004, our directors approved a 1-for-10 reverse stock split of our common stock, based on shareholder approval on September 4, 2003. The reverse stock split became effective on July 1, 2004. All common stock information presented herein has been retroactively restated to reflect the reverse stock split.

5.       SIGNIFICANT ACCOUNTING POLICIES

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

Changes in the Company's product warranty liability for the year ended December 31, are as follows:

                                                         2004         2003
                                                --------------------------------
                                                --------------------------------
Balance, beginning                              $      110,060  $        40,345
Warranties issued                                       22,794          168,933
Settlements made in cash or in-kind                    (29,704)         (71,424)
Changes in estimated pre-existing warranties,
including expirations                                      169          (27,794)
                                                --------------------------------
Balance, ending                                 $     103,319   $       110,060
                                                ==============  ===============

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


Convertible Instruments -- The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physically or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of debt instrument is amortized through periodic charges to interest expense (See Note 13).

Derivative Financial Instruments -- The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes in fair value charged (credited) to operations each reporting period. If the Company subsequently achieves the ability to net-share settle the instruments, they would be reclassified at their fair value to equity.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to the stock-based employee compensation:

                                                                                2004                      2003
                                                                                ----                      ----

Net loss, as reported                                                  $     (1,639,060)         $      (1,586,306)


Add:       Stock-based employee compensation

           expense included in reported net loss                                      -                    159,260

Deduct:    Stock-based employee compensation expense determined
           under fair value based method for all awards                        (193,877)                  (941,486)
                                                                       ----------------          -----------------


Pro forma net loss                                                     $     (1,832,937)         $      (2,368,532)
                                                                       ================          =================

Basic and diluted loss per share, as reported                          $          (0.11)         $           (0.12)
                                                                       ================          =================

Basic and diluted loss per share, pro forma                            $          (0.12)         $           (0.18)
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

6.       ACQUISITION OF SUBSIDIARY

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



The transaction was accounted for as a purchase and is summarized as follows:
Cash on hand                                                                            $      1,177,420
Other current assets                                                                             245,379
Fixed assets                                                                                      16,235
Current liabilities                                                                              (64,689)
                                                                                        ----------------

Net assets received                                                                            1,374,345
Expenses incurred on acquisition                                                                (106,865)
Goodwill                                                                                       2,755,446
                                                                                        ----------------

Total consideration received                                                            $      4,022,926
                                                                                        ================

Common stock issued on closing                                                          $      3,412,500
Warrants issued on closing at fair value                                                         416,647
Employee stock options issued on closing at fair value                                           193,779
                                                                                        ----------------

Total consideration given                                                               $      4,022,926
                                                                                        ================

The cash effect of this transaction is summarized as follows:

Cash acquired on closing                                                                $      1,177,420
                                                                                        ================

         The pro forma effect of this transaction is summarized as follows:

                                                                                     Year ended December 31,
                                                                                               2003

         Pro forma consolidated revenue                                                 $      13,078,555
                                                                                        =================


         Pro forma consolidated net loss                                                $      (1,743,685)
                                                                                        ==================

         Pro forma consolidated basic and diluted loss per share                        $           (0.13)
                                                                                        ==================


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

7.       ACCOUNTS RECEIVABLE

                                                         2004                  2003
                                                  ------------------------------------
Accounts receivable - trade                       $    1,076,013     $       1,925,336
Scientific research tax credit receivable                      -               215,966
Other receivables                                         14,977               23,739
Allowance for doubtful accounts                          (34,887)             (243,066)
                                                  -------------------------------------

                                                  $    1,056,103     $       1,921,975
                                                  ====================================


8.       INVENTORIES

                                                         2004                  2003
                                                  ------------------------------------

Finished products                                 $    1,239,278     $       1,306,580
Raw materials                                            314,777                36,330
Valuation allowance                                     (610,411)             (376,477)
                                                  -------------------------------------

                                                  $      943,644     $         966,433
                                                  ====================================


9.       NOTE RECEIVABLE

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

10.      PROPERTY, PLANT AND EQUIPMENT

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

11.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                    2004              2003
                                             -----------------------------------

Accounts payable                              $      888,974      $   1,415,770
Accrued development costs                            317,126              3,179
Accrued salaries and benefits                        269,645            372,072
Accrued royalties                                    107,610             69,744
Accrued warranty                                     103,319            110,060
Accrued audit and tax                                 74,546            100,000
Other accrued liabilities                            318,844            259,113
                                             ----------------------------------

                                             $     2,080,064      $   2,329,938
                                             ==================================

12.      DERIVATIVE FINANCIAL INSTRUMENTS

                                                    2004              2003
                                             -----------------------------------

Warrant liability                             $      157,352      $   2,123,856
Embedded derivatives                                 485,555            220,000
                                             ----------------------------------

                                             $       642,907      $   2,343,856
                                             ==================================

A        Warrants

         The Company has several series of warrants outstanding at December 31, 2004 as follows:

                                                         Weighted Average
    Exercise Prices            Number Outstanding         Remaining Life
    ---------------            ------------------        ----------------
        $0.273                     881,443                  55 months
         $4.10                     300,000                  42 months
         $5.00                     214,893                  22 months
        $17.10                      87,719                  17 months
        $28.00                      96,154                  11 months
        $30.50                       2,500                  11 months

    $0.273 - $30.50              1,582,709

         Effective with the issuance of the Convertible Debentures (See Note 13) on July 13, 2003, the Company no longer controlled the ability to physically or net share settle any other derivative financial instruments, representing principally warrants to acquire common stock, previously executed. As a result, the fair values of the then outstanding warrants, amounting to $4,753,467, were reclassified from stockholders' equity (deficit) to derivative financial instrument liabilities. These instruments are adjusted to fair value until the Company's ability to settle on a physical or net-share basis is regained, at which time the fair value of the warrants would be reclassified to stockholders' equity (deficit). The Company has classified the derivative financial instruments as current liabilities as the holders have the rights to convert at any time.

         The fair value of each of the warrants was calculated as of December 31, 2004 and 2003, using the Black-Scholes pricing model, using their remaining term to expiry and the following other assumptions:

                                                     2004              2003
                                              ----------------------------------

                  Dividend yield                      -                  -
                  Volatility                         95%               121%
                  Risk-free interest rate       2.67% - 3.60%      .91% - 3.27%

B        Embedded Derivatives

         Included in the Company's Convertible Debentures are provisions, including the conversion feature, that meet the definition of embedded derivatives, as defined in SFAS 133 and EITF 00-19. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value with subsequent changes to the fair value charged (credited) to operations each reporting period.

          The Company's convertible debentures do include a net-cash settlement provision, limiting the amount payable upon conversion to 120% of the face value of the debenture. As such, the Company has recorded the fair value of the liability for the underlying derivative financial instruments at 20% of the face value of the convertible debentures outstanding.


13.      CONVERTIBLE DEBENTURES

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


         The convertible debentures are initially convertible into shares of common stock at $0.286. If, after April 14, 2005, the price of the Company's common stock is less than $0.3432, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 90% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The convertible debentures are not convertible into a fixed or determinable number of shares. The Series T warrants also have a net share settlement feature. Assuming a net-cash settlement basis, the proceeds were allocated first to the fair value of the warrants and the embedded derivatives with the remaining proceeds being allocated to the debenture.

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

         The convertible debentures are initially convertible into shares of common stock at $2.175, reset to $0.286 on November 15, 2004. If, after September 23, 2004, the price of the Company's common stock is less than $2.61, reset to $0.3432 on November 15, 2004, upon a request for conversion, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 93% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The convertible debentures are not convertible into a fixed or determinable number of shares. The Series S warrants also have a net share settlement feature. Assuming a net-cash settlement basis, the proceeds were allocated first to the fair value of the warrants and the embedded derivatives with the remaining proceeds being allocated to the debenture.

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

         The convertible debentures are initially convertible into shares of common stock at $4.318, most recently reset to $0.286 on November 15, 2004. However, upon a request for conversion, if the price of the Company's common stock at the time of the request is less than $5.182, most recently reset to $0.3432 on November 15, 2004, the Company, at its option, may either a) pay cash equal to 120% of the face value of the note or b) issue conversion shares based on a conversion price equal to 95% of the average of the lowest three Closing Bid Prices during the 20 Trading Day period immediately preceding the Conversion Date, as defined in the agreement. The convertible debentures are not convertible into a fixed or determinable number of shares. The Series R warrants also have a net share settlement feature. Assuming a net-cash settlement basis, the proceeds were allocated first to the fair value of the warrants and the embedded derivatives with the remaining proceeds being allocated to the debenture.


ii) Allocation of net proceeds -- The net proceeds of the transactions have been allocated to the primary financial instruments as follows:

                                                                   November           April             July
                                                                     2004             2004              2003


         Convertible debentures                               $       287,810     $   1,145,125    $     828,010
         Warrants                                                     105,940           429,875          355,990
         Derivative financial instruments                             106,250           425,000          320,000
         Deferred financing costs                                     (49,000)         (100,000)         (87,120)
                                                              ---------------     -------------    --------------


         Net cash proceeds                                    $       451,000     $   1,900,000    $   1,416,880
                                                              ===============     =============    =============



i) Conversions -- During 2004, convertible debentures in an aggregate nominal value of $1,328,474 were converted to 2,084,021 shares of common stock. For the year ended December 31, 2004, $367,863 in non-cash financing expenses was charged to the statement of loss. These expenses included those relating to accretion of the convertible debentures and the amortization of deferred financing expenses.

         During 2003, convertible debentures in an aggregate nominal value of $500,000 were converted to 224,849 shares of common stock. For the year ended December 31, 2003, $125,067 in non-cash financing expenses were charged to the statement of loss. These expenses included the accretion of the convertible debentures and the amortization of deferred financing expenses.


iv) Amounts outstanding at December 31, 2004 and 2003

         The amounts of convertible debentures outstanding at December 31, 2004 and 2003 are as follows:

                                                  2004              2003
                                                  ----              ----

         Face amount                         $   2,427,776      $   1,100,000


         Less - unamortized discounts             (851,792)          (451,411)
                                              ------------     --------------

         Net carrying value                   $   1,575,984    $     648,589
                                              =============    =============

         The convertible debentures mature as follows:

                  2005                       $           -
                  2006                             500,000
                  2007                           1,927,776
                                             -------------
                           Total             $   2,427,776
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


C Employee Stock Option Plans


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

         During 2004, employees exercised none of the extended options (2003-none). During 2004 options to purchase 101,000 (2003 - 4,300) shares of Common Stock were returned for cancellation or expired unexercised.

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

On November 6, 2002, principally as compensation for accepting salary deferrals or reductions, the Board of Directors of the Company awarded 252,500 stock options, exercisable at $0.10 per share, to the Company's staff and certain management. These options vest equally over four quarters and were recorded as compensation options. As such, the intrinsic value on the date of grant of $204,000 was recorded as additional paid in capital in shareholders' equity with a corresponding charge to deferred compensation. The deferred compensation charge was amortized in the consolidated statement of loss over the vesting period.

During 2004, options to purchase 2,500 (2003 - 17,500) shares of Common Stock expired unexercised. In 2003, the Company recorded selling, general and administration expense related to these options of $159,260.


Stock options to employees, directors and consultants are summarized as follows:

                                                                                                        Weighted
                                                                                                          Average
Granted to Employees and Directors                                           Number    Exercisable    Exercise Price
Balance at December 31, 2002                                              1,134,257       666,617        $   20.50

Granted to employees and directors @ $1.00 - $4.00                           99,135                           3.50
Cancelled on termination                                                    (76,589)                         25.60
Exercised                                                                   (41,792)                          0.10

Balance at December 31, 2003                                              1,115,011       911,758        $   19.40
Granted to employees and directors @ $2.50 - $2.70                              950                           2.63
Returned for cancellation by directors and officers                        (433,950)                         40.69
Cancelled on termination                                                   (135,968)                         10.02
Exercised                                                                   (40,382)                          0.16

Balance at December 31, 2004                                                505,661       467,465        $    4.58

                                                                                                         Weighted
                                                                                                          Average
Granted to Consultants                                                       Number    Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                                 31,934        31,934        $    6.70

Granted to consultants                                                            -                              -
Cancelled                                                                   (31,934)                          6.70
Exercised                                                                         -                              -


Balance at December 31, 2003 and 2004                                             -             -                -




                             Number          Weighted Average                              Number         Weighted Average
        Range of        Outstanding at     Exercise Price of     Weighted Average     Exercisable at      Exercise Price
        Exercise          December 31,         Outstanding         Remaining Life       December 31,       of Exercisable
        Prices                2004               Options              (months)              2004             Options
----------------------- ------------------ --------------------- -------------------- ----------------- ------------------
 $0.10                   153,125            $  0.10                   95               153,125          $  0.10
$1.00 - $1.60             76,233               1.60                   86                46,400             1.60
$2.10 - $3.90             30,513               3.16                  104                22,150             2.96
 $4.30                   109,000               4.30                   82               109,000             4.30
 $5.60                   100,000               5.60                   66               100,000             5.60
$9.10 - $19.10            13,929              12.60                   68                13,929            12.60
$20.00 - $94.40           22,861              38.42                   68                22,861            38.42
---------------------------------------------------------------------------------------------------------------

$0.10 - $94.40           505,661            $  4.58                   84               467,465          $  4.79
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


D        Employee Stock Purchase (2000) Plan


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

15.      COMMITMENTS AND CONTINGENCIES

Obligation under Capital Lease

                                                    2004

Gross lease commitments:

         2005                                          3,680
         2006                                          2,453
                                           -----------------

                                                       6,133

Less: Imputed interest                                 1,498
                                           -----------------

                                                       4,635

Less: Current portion                                  2,781
                                           -----------------

Long-term obligation under capital leases  $           1,854
                                           =================

Operating Leases

         2005                              $         398,758
         2006                                        391,884

         2007                                        392,192
         2008                                        391,054
         2009                                        157,725
         Thereafter                                        -
                                           -----------------

                                           $       1,731,613

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

Litigation

As of December 31, 2004, there are no litigation matters outstanding against the Company.

16.      SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

                                                              2004        2003
                                                       -------------------------
Net changes in working capital items relating to operations


   Restricted cash                                 $         1,233   $         -
   Accounts receivable                                     901,468     (431,645)
   Note receivable                                               -       12,063
   Prepaid expenses and other assets                        10,024       46,666
   Inventories                                              17,709      501,591
   Accounts payable and accrued liabilities               (343,225)    (891,984)
   Deferred revenue                                        (35,060)     173,970
                                                         -----------------------
                                                         $ 552,149  $  (589,339)
                                                         =======================

Cash paid during the year for:

         Interest                                      $    2,818   $     3,824

Non-cash investing and financing activities

         Capital lease additions                               -          7,764
         Disposal of capital lease                             -          5,779


17.      RELATED PARTY TRANSACTIONS

During 2004, a total of $35,667 (2003 -$40,125) was paid or payable to directors and officers or to companies related to them for their management and administrative services.

17.      NON-CASH INTEREST EXPENSES

                                                                                    2004                2003
                                                                              --------------------------------

         Accretion of discounts on convertible debentures                       $    279,644       $    88,889
         Amortization of deferred financing expense                                   88,219            36,178
                                                                              --------------------------------

         Non-cash interest expenses                                             $    367,863       $   125,067
                                                                                ==============================



18.      INCOME TAXES

Net loss (income) before income tax expense for each year is summarized as follows:

                                                                                     2004              2003
                                                                              --------------------------------


         United States                                                        $       368,264   $    1,806,849
         Canada                                                                     1,365,840          (46,392)
         Australia                                                                    (95,044)        (174,151)
                                                                              --------------------------------

         Net loss before income taxes                                         $     1,639,060   $    1,586,306
                                                                              ================================

         US statutory rate at 35%                                             $       574,000   $      555,000
         Amounts permanently not recordable for income tax purposes                 1,631,000          191,000
         Foreign income tax rate differential                                         110,000           (5,000)
         Net operating loss and temporary differences for which
         no benefit was recognized                                                 (2,315,000)        (741,000)
                                                                              ---------------------------------


         Deferred income tax recovery                                         $             -   $            -
                                                                              ================================

         Deferred income tax assets/(liabilities) consist of the following:

                                                                                     2004              2003
                                                                              --------------------------------

         Net operating loss carry forwards                                    $    15,895,000    $  15,611,000
         Property, plant and equipment                                                178,000          187,000
         Other                                                                         85,000           15,000
                                                                            ----------------------------------

         Net deferred income tax assets                                            16,158,000       15,813,000
         Valuation allowance                                                      (16,158,000)     (15,813,000)
                                                                              ---------------------------------

                                                                              $            -     $           -
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

19.      LOSS PER SHARE

The warrants, which could result in the issue of 1,582,709 additional shares of common stock (Note 12C) and the options, which could result in the issue of 505,661 additional shares of common stock (Note 12E) have not been included in the loss per share calculation as they are anti-dilutive.

                                                                   Year ended December 31, 2004

                                                             Loss               Shares           Per Share
                                                           (Numerator)       (Denominator)        Amount
         Basic and diluted loss per share

           Loss attributable to common shareholders      $   1,639,060          15,139,018         $0.11
                                                         ===============================================


                                                               Year ended December 31, 2003

                                                             Loss               Shares           Per Share
                                                          (Numerator)        (Denominator)         Amount
         Basic and diluted loss per share

           Loss attributable to common shareholders      $   1,586,306          13,068,331         $0.12
                                                         ===============================================


20.      SEGMENT INFORMATION

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


21.      COMPARATIVE FIGURES

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

Date:  March 29, 2005                       WAVERIDER COMMUNICATIONS INC.



                                            By: /s/ Charles W. Brown
                                               ---------------------------------
                                               Charles W. Brown, Chief Executive

                                               Officer

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

         Name                           Title                           Date


/s/ Charles W. Brown           Chief Executive Officer          January 23, 2006
--------------------
Charles W. Brown

/s/ T. Scott Worthington       Chief Financial Officer          January 23, 2006
------------------------

T. Scott Worthington


/s/ Gerry Chastelet*           Director                         January 23, 2006
--------------------

Gerry Chastelet


/s/ Michael Chevalier*         Director                         January 23, 2006
----------------------

Michael Chevalier


/s/ Donald Gibbs*              Director                         January 23, 2006
-----------------

Donald Gibbs


/s/ Robert Francis*            Director                         January 23, 2006
-------------------

Robert Francis


/s/ Michael J. Milligan*       Director                         January 23, 2006
------------------------

Michael J. Milligan


/s/ D. Bruce Sinclair*         Chief Executive Officer          January 23, 2006
----------------------
D. Bruce Sinclair and Director

* By T. Scott Worthington, Attorney in Fact

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

10.10Class J Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on December 14, 2000.

10.11Class M Common Stock Purchase Warrant dated December 8, 2000, incorporated by reference to Exhibit 4.9 to a Registration Statement on Form S-3 filed with the SEC on December 28, 2000.

10.12Class N Common Stock Purchase Warrant dated June 4, 2001, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.

10.13Class O Common Stock Purchase Warrant, incorporated by reference to Exhibit
     10.3 to a Current Report on Form 8-K filed with the SEC on June 18, 2001.

10.14Form of Common Stock Purchase Warrant dated October 2001, incorporated by reference to Exhibit 99.6 to a Current Report on Form 8-K filed with the SEC on October 26, 2001.

10.15Warrant  Agent  Agreement  between  Corporate  Stock  Transfer,   Inc.  and
     WaveRider dated October 17, 2001, incorporated by reference to Exhibit 4.4 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001.

10.16Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit
     4.5 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001. 10.17 Form of Unit Purchase Warrant, incorporated by reference to Exhibit 4.6 to a Registration Statement on Form S-3/A filed with the SEC on November 2, 2001. 10.18 **Employee Stock Option (2002) Plan incorporated by reference to Appendix A on Form 14A filed with the SEC on May 24, 2002. 10.19 Exchange Agreement between WaveRider and Avendo Wireless Inc., dated June 27, 2003, incorporated by reference to Exhibit
     2.1 to a Current Report on Form 8-K filed with the SEC on July 14, 2003.

10.20Form of Series Q Common Stock Purchase Warrant dated July 2, 2003, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K field with the SEC on July 14, 2003.

10.21Securities  Purchase  Agreement between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 99.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.

10.22Form of Convertible  Debenture  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 4.1 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.

10.23Registration  Rights Agreement  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 99.3 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.

10.24Form of Series R Common Stock Purchase Warrant dated July 14, 2003, incorporated by reference to Exhibit 4.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003. Securities Purchase Agreement between WaveRider, Palisades Master Fund, L.P. and Crescent International Ltd., dated July 14, 2003, incorporated by reference to Exhibit 99.2 to a Current Report on Form 8-K filed with the SEC on July 18, 2003.

10.25Securities  Purchase  Agreement between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated April 23, 2004, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.

10.26Form of Convertible  Debenture  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated April 23, 2004, incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.

10.27Registration  Rights Agreement  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated April 23, 2004, incorporated by reference to Exhibit 10.5 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.

10.28Form of Series S Common Stock Purchase Warrant dated April 23, 2004, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on April 26, 2004.

10.29Securities  Purchase  Agreement between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.

10.26Form of Convertible  Debenture  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.

10.27Registration  Rights Agreement  between  WaveRider,  Palisades Master Fund,
     L.P. and Crescent International Ltd., dated November 12, 2004, incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on November 15, 2004.

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